Form 10QSB
period 1995-12-31
UNITED VANGUARD HOMES INC /DE
filed 1996-06-26
CIK 21221

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For Quarter Ended December 31, 1995          Commission File Number 0-5097

                           UNITED VANGUARD HOMES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                             11-2032899
- ------------------------          ------------------------------------
(State of Incorporation)          (I.R.S. Employer Identification No.)


   4 Cedar Swamp Rd, Glen Cove, NY                          11542
- ---------------------------------------                   ----------
(Address of Principal Executive Office)                   (Zip Code)

Registrant telephone number, including area code: (516) 759-1188


     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

                                 Yes /X/ No / /


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1995.

         Class                       Outstanding at December 31, 1995
- ---------------------------          --------------------------------

Common stock $.01 par value                       2,831,394

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                                      INDEX

                                                          Page No.
                                                          --------

Part I Financial information

  Consolidated Balance Sheets - December 31, 1995
   and March 31, 1995                                          1

  Consolidated Statements of Operations -
   Three Months and Nine Months ended
   December 31, 1995 and 1994                                  2

  Consolidated Statement of Shareholders' Equity -
   Nine Months Ended December 31, 1995                         3

  Consolidated Statements of Cash Flows -
   Nine Months Ended December 31, 1995 and 1994                4

  Notes to Consolidated Financial Statements                 5 - 8

  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                       9 - 10

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



     ASSETS                                 December 31,            March 31,
     ------                                 ------------            ---------
                                                1995                  1995
                                                ----                  ----

Property and equipment, at cost:
 Land                                       $   632,408            $   632,408
 Buildings and improvements                   4,375,959              4,349,747
 Equipment                                      847,392                827,518
                                            -----------            -----------
                                              5,855,759              5,809,673
Less accumulated depreciation
 and amortization                             3,463,605              3,171,885
                                            -----------            -----------

Property and equipment - net                  2,392,154              2,637,788
Cash                                            453,835                249,561
Accounts receivable, less allowance
 for doubtful accounts of $40,000,
 $40,550 for March 31, 1995                   1,143,223              1,129,517
Development project advances                    872,754              1,240,788
Other assets                                    740,194                443,728
                                            -----------            -----------

                                            $ 5,602,160            $ 5,701,382
                                            ===========            ===========


     LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS

Mortgages and notes payable                 $ 7,623,222            $ 9,092,276
Accounts payable                                235,768                274,708
Accrued expenses                                717,233                884,145
Income taxes payable                            163,538                 42,750
Resident security deposits                      310,011                301,974
Deferred revenue                                  -                    177,221
                                            -----------            -----------

     Total liabilities                        9,049,772             10,773,074
                                            -----------            -----------

Commitments and contingencies

Stockholders' equity:
 Common stock, $.01 par value:
  Authorized - 8,000,000 shares
  Issued and outstanding - 2,831,394 shares      28,314                 28,314
 Additional paid in capital                   4,477,919              4,477,919
 Deficit                                     (7,953,845)            (9,577,925)
                                            -----------            -----------

     Total stockholders' deficiency
      in assets                              (3,447,612)            (5,071,692)
                                            -----------            -----------

                                            $ 5,602,160            $ 5,701,382
                                            ===========            ===========

                       See notes to financial statements.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     For the three months                  For the nine months
                                                                            ended                                 ended
                                                                         December 31,                         December 31,
                                                                         ------------                         ------------
                                                                 1995                1994               1995                1994
                                                                 ----                ----               ----                ----
 Revenues:
 Resident services                                            $ 1,218,485        $ 1,310,821         $ 3,631,923        $ 3,939,355
 Health care services                                             659,458            497,937           1,970,920          1,493,621
 Interest                                                          30,598             12,151              91,794             36,453
 Development fees                                                 510,215            150,000             930,215            450,000
 Other revenues                                                   175,992             52,557             163,474             97,131
                                                              -----------        -----------         -----------        -----------
                                                                2,594,748          2,023,466           6,788,326          6,016,560
                                                              -----------        -----------         -----------        -----------
Expenses:
 Salaries, wages and related benefits                             982,648            967,241           3,004,014          2,915,701
 Utilities                                                         84,432            111,266             281,677            303,809
 Interest                                                         197,363            169,238             552,557            474,128
 Depreciation and amortization                                     94,141            134,245             312,693            403,097
 Food costs                                                       185,472            144,480             478,351            422,469
 Insurance and property taxes                                      92,752             72,853             228,833            218,359
 Repairs and maintenance                                           60,556             40,144             168,320            122,413
 Other                                                            305,089            192,299             573,067            493,333
                                                              -----------        -----------         -----------        -----------
                                                                2,002,453          1,831,766           5,599,512          5,353,309
                                                              -----------        -----------         -----------        -----------

Income before other items                                         592,295            191,700           1,188,814            663,251
Provision for recovery (loss)
 of advances to affiliates                                        135,089           (412,693)            435,266         (1,238,079)
                                                              -----------        -----------         -----------        -----------

Net income (loss)                                             $   727,384        $  (220,993)        $ 1,624,080        $  (574,828)
                                                              ===========        ===========         ===========        ===========

Earnings (loss) per common and common
 equivalent share:
 Primary                                                      $       .22        $      (.04)        $       .49        $      (.12)
                                                              ===========        ===========         ===========        ===========
 Assuming full dilution (1)                                                                          $       .46
                                                                                                     ===========

Shares used in computing earnings per
 common and common equivalent share:
 Primary                                                        3,287,894          4,958,394           3,287,894          4,997,727
                                                              ===========        ===========         ===========        ===========
 Assuming full dilution (1)                                                                            4,048,494
                                                                                                     ===========

(1) Not presented for periods in which effect would be anti-dilutive.
                       See notes to financial statements.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1995

                                   Common Stock            Additional
                                   ------------              Paid in
   Description                 Shares         Amount         Capital         Deficit        Total
   -----------                 ------         ------         -------         -------        -----

Balance, March 31, 1995        2,831,394      $28,314     $4,477,919      $(9,577,925)  $(5,071,692)

Net income for nine months
 ended December 31, 1995           -             -             -            1,624,080     1,624,080
                               ---------      -------     ----------      -----------   -----------

Balance, December 31, 1995     2,831,394      $28,314     $4,477,919      $(7,953,845)  $(3,447,612)
                               =========      =======     ==========      ===========   ===========



                       See notes to financial statements.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      For the nine months
                                                             ended
                                                          December 31,
                                                          ------------
                                                     1995            1994
                                                     ----            ----
Cash flows from operating activities:
 Net income                                      $ 1,624,080    $  (574,828)
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                     312,742        415,522
   Loss (recovery) of advances to affiliates        (435,266)       423,800

 Changes in operating assets and liabilities:
   Restricted cash                                     -            455,893
   Accounts receivable                               (13,706)        25,166
   Development and project advances                  368,034     (1,110,311)
   Other assets                                     (296,466)      (120,182)
   Accounts payable                                  (38,940)        82,801
   Accrued expenses                                 (166,912)       (59,321)
   Income taxes payable                              120,788         (6,820)
   Resident security deposits                          8,037        (13,478)
   Deferred revenue                                 (177,221)         -
   Advances (to) from affiliates                     435,266       (423,800)
                                                 -----------    -----------

Net cash provided by (used in)
 operating activities                              1,740,436       (905,558)
                                                 -----------    -----------

Cash flows used in investing activities:
  Purchases of property and equipment                (46,257)      (154,925)
                                                 -----------    -----------

Cash flows from financing activities:
  Proceeds from borrowing on notes payable             -          1,220,000
  Principal repayments of mortgages
   and notes payable                              (1,489,905)      (137,771)
                                                 -----------    -----------

Net cash provided by (used in)
 financing activities                             (1,489,905)     1,082,229
                                                 -----------    -----------

Net increase in cash                                 204,274         21,746
Cash, beginning of period                            249,561        337,154
                                                 -----------    -----------

Cash, end of period                              $   453,835    $   358,900
                                                 ===========    ===========


Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
    Interest                                       $ 470,000      $ 461,703
                                                   =========      =========

    Income taxes                                   $   -          $   -
                                                   =========      =========

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


NOTE 1.  BASIS OF PRESENTATION

           The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

           Fee income to which the Company is entitled in connection with the development of residential retirement centers it does not own, is recognized on the percentage of completion basis. The Company accrues in full, as soon as determinable, any losses that arise from contracts for project development. Revenues from services provided to residents, including, among other things, room and board and health care, are recognized contemporaneously with the providing of said services.

           The results of operations for the nine month period ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year. Prior year amounts have been restated. See Note 4.


NOTE 2.  INCOME TAXES

      The Company adopted SFAS No. 109 "Accounting for Income Taxes" effective April 1, 1993. The adoption of SFAS 109 had no effect on the Company's financial position and results of operations. This new statement changes the criteria for the recognition and measurement of deferred tax assets, including net operating loss carryforwards.

      As of April 1, 1993, the Company had net operating loss carryforwards of approximately $11,765,000, which were available to offset future taxable income. Due to the continuing losses incurred, these carryforwards may not be fully utilized. Accordingly, the deferred tax asset relating to the carryforwards, which has been approximated to be $4,000,000 at March 31, 1993, has been fully reserved.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


2.  INCOME TAXES

           The consolidated provision for income taxes consists of the following:

                                     Three months    Nine months
                                        ended           ended
                                     December 31,    December 31,
                                     ------------    ------------
                                         1995           1995
                                         ----           ----
      Current:
       Federal                       $ 247,000       $ 659,000
       State and local                   7,000         161,000
                                     ---------       ---------

                                       254,000         820,000
                                     ---------       ---------

      Deferred:
       Federal                        (247,000)       (659,000)
       State and local                  (7,000)       (161,000)
                                     ---------       ---------

                                     $    -          $    -
                                     =========       =========

      The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company:

                                     Three months    Nine months
                                        ended           ended
                                     December 31,    December 31,
                                     ------------    ------------
                                         1995           1995
                                         ----           ----

Computed income taxes
 at statutory rate                   $ 247,000       $ 659,000
State income taxes, net of
 Federal income tax benefit              7,000         161,000
Utilization of net operating
 loss carryforwards                   (254,000)       (820,000)
                                     ---------       ---------

Provision for taxes                  $    -          $    -
                                     =========       =========

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


NOTE 3.  COMMON STOCK

           On March 31, 1995, VVI contributed 2,000,000 shares of UVH common stock to the Company, which the Company then simultaneously retired. As consideration of this contribution, VVI shall have the right to be issued one share of UVH common stock for each $3.44 received by UVH in payment of indebtedness due it from Gateway or from sales proceeds of said indebtedness.

           If the shares had been contributed on March 31, 1994, earnings (loss) per share on a comparable basis would be as follows:

                              Three months           Nine months
                                 ended                  ended
                              December 31,           December 31,
                              ------------           ------------
                            1995        1994       1995        1994
                            ----        ----       ----        ----

Earnings (loss) per share    .22       (.07)        .49        (.19)


4.  PRIOR PERIOD ADJUSTMENTS

       The Company has restated its previously issued financial statements for the three and nine months ended December 31, 1994 to reflect adjustments related to the receivables due the Company from related parties and the associated income reported during those years and in prior periods. The adjustments are necessary as it has been determined that, in part, an entity previously treated as an unrelated and unaffiliated organization can be construed as a related party. Additionally, transactions with other related entities should have been treated as special purpose entities. Accordingly, advances made and previously recorded management fees and interest income earned on the receivables were erroneously accounted for.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

4.  PRIOR PERIOD ADJUSTMENTS (CONTINUED)

       The result of these adjustments reduced the previously reported retained earnings in assets by $11,120,209 at March 31, 1994. Therefore, the accumulated deficit as originally reported in the amount of $2,168,935 has been adjusted so that as restated, the Company reflects a deficiency in assets of $8,951,274. The adjustments had the following changes on previously reported results of operations:

                                     Three months    Nine months
                                        ended           ended
                                     December 31,    December 31,
                                     ------------    ------------
                                         1995           1995
                                         ----           ----

Net income (loss):
 As previously reported               $ 320,060       $ 992,596
 As restated                          $(220,993)      $(574,828)

Net income (loss) per
 common share:
 As previously reported                     .06             .20
 As restated                               (.04)           (.12)

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

NINE MONTHS 1995 VS 1994

         Revenues in 1995 increased 13% or $779,000 to $6,818,000 over the $6,039,000 recorded in 1994. Development fees of $930,000 earned on the Cedar Rapids and Hollywood facilities accounted for $480,000 of this increase. The Cedar Rapids project is on schedule and within its budget, while the Hollywood project is beginning to move on to the next development stage. Revenues from resident and health care services improved $170,000, with occupancy remaining at approximately the same level, while rates increased, especially for health care services. Interest income increased $55,000 due principally to the collection of interest earned on Cottage Grove loans. Other revenues increased $73,600 or 61% as a result of a non-recurring billing adjustment at one of the Company's Michigan properties.

         Salaries and related costs increased 3% compared with 1994, or $88,000. The increase is due to normal compensation increases. Interest expense increased $78,400 in the 1995 period compared with 1994. This is due to the additional interest incurred on the Company's convertible promissory note financing completed in August, 1994 and interest on its line of credit. The increase in repairs and maintenance is principally due to Management's implementation of its plan to refurbish the Michigan facilities.

     Depreciation and amortization decreased $90,000 in 1995 as compared with 1994. This is a result of certain intangible assets being fully amortized, thereby reducing current period charges.

     During the nine months ended December 31, 1995, the Company recorded a net recovery of advances to affiliates aggregating $405,200, as compared with a loss of $1,260,800 in 1994. This variance is a function of net actual cash paid out or received from the Company's parent (VVI) and affiliated companies. During the 1995 period, certain notes receivable owned by VVI were collected and proceeds aggregating $739,000 were remitted to the Company. During the prior period, VVI had no such receivable collections, which necessitated net cash outlays and a corresponding expense.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)


LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 1995

         At December 31, 1995, the Company's cash position was improved by approximately $204,000, due to the fact that a significant development fee receivable was collected during the current quarter. Correspondingly, development fee receivables decreased approximately $368,000. During the nine months ended December 31, 1995, the Company was able to reduce its mortgage and note obligations by approximately $1,490,000, utilizing cash flow from operations and funds received from affiliates. In general, the cash provided by operations varies greatly, depending upon the state of completion of a development project. Up until the current quarter, the Company had been funding the development costs of the Cottage Grove Project, which had created a relatively substantial cash drain on operating cash flow. As the Company's involvement in the Hollywood, Florida project increases, cash will be utilized until a development bond offering or some similar financing is completed. However, cash flow from continuing operations in Michigan and residual payments from Cottage Grove should allow the Company to adequately meet normal operating and financing requirements.

THREE MONTHS 1995 VS. 1994

     The principal reasons for the increases in operations for the three months ended December 31, 1995 vs. 1994 are outlined in the discussion of the nine month results. Liquidity and working capital were substantially improved as a result of the collection of the Cottage Grove Development fee. No material items which adversely affected liquidity and the financial position occurred in the three month period.