Form 10-Q/A
period 1995-12-31
UNITED VANGUARD HOMES INC /DE
filed 1996-09-06
CIK 21221

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q/A

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

                                      INDEX

                                                          Page No.
                                                          --------

Part I Financial information

  Consolidated Balance Sheets - December 31, 1995
   and March 31, 1995                                          1

  Consolidated Statements of Operations -
   Three Months and Nine Months ended
   December 31, 1995 and 1994                                  2

  Consolidated Statement of Shareholders' Equity -
   Nine Months Ended December 31, 1995                         3

  Consolidated Statements of Cash Flows -
   Nine Months Ended December 31, 1995 and 1994                4

  Notes to Consolidated Financial Statements                 5 - 8

  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                       9 - 10


Part II Other Information                                      11

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



     ASSETS                                 December 31,            March 31,
     ------                                 ------------            ---------
                                                1995                  1995
                                                ----                  ----

Property and equipment, at cost:
 Land                                       $   632,408            $   632,408
 Buildings and improvements                   4,375,959              4,349,747
 Equipment                                      847,392                827,518
                                            -----------            -----------
                                              5,855,759              5,809,673
Less accumulated depreciation
 and amortization                             3,463,605              3,171,885
                                            -----------            -----------

Property and equipment - net                  2,392,154              2,637,788
Cash                                            453,835                249,561
Accounts receivable, less allowance
 for doubtful accounts of $40,000,
 $40,550 for March 31, 1995                   1,143,223              1,129,517
Development project advances                    872,754              1,240,788
Other assets                                    740,194                443,728
                                            -----------            -----------

                                            $ 5,602,160            $ 5,701,382
                                            ===========            ===========


     LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS

Mortgages and notes payable                 $ 7,623,222            $ 9,092,276
Accounts payable                                235,768                274,708
Accrued expenses                                717,233                884,145
Income taxes payable                            163,538                 42,750
Resident security deposits                      310,011                301,974
Deferred revenue                                  -                    177,221
                                            -----------            -----------

     Total liabilities                        9,049,772             10,773,074
                                            -----------            -----------

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

                           PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



              (a)  Exhibits - Exhibit 27, Financial Data Schedule.

              (b) Report on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended Decemer 31, 1995.

                               S I G N A T U R E S





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.






                             UNITED VANGUARD HOMES, INC.
                             (Registrant)



                             /s/ Carl G. Paffendorf
                             ------------------------------------------
                             Carl G. Paffendorf (Chairman Of The Board)



                             /s/ Paul D'Andrea
                             --------------------------
                             Paul D'Andrea (VP Finance)




Date:  September 4, 1996