Form 10QSB
period 1996-06-30
UNITED VANGUARD HOMES INC /DE
filed 1996-10-17
CIK 21221

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   -----------
                                   FORM 10-QSB
(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from          to
                              ----------  ----------

Commission file number 0-5097

                           UNITED VANGUARD HOMES, INC.
--------------------------------------------------------------------------------

        (Exact Name of Small Business Issuer as Specified in Its Charter)


          Delaware                                        11-2032899
-----------------------------                  ---------------------------------
(State or Other Jurisdiction of                  (IRS Employer Identification
 Incorporation or Organization)                             Number)


                  4 Cedar Swamp Road, Glen Cove, New York 11542
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (516) 759-1188
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
--------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No  X
                                                                      ----  ----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 30, 1996, there were outstanding 2,240,950 shares of the Registrant's Common Stock, $.01 par value.

         Transitional Small Business Disclosure Format:

                                             Yes    No  X
                                                ----  ----

                                   FORM 10-QSB

                                      INDEX

PART I.                                                                 Page No.

 Financial Information:

 Unaudited Consolidated Balance Sheet - June 30, 1996 and March 31,
 1996......................................................................... 4

 Unaudited Consolidated Statement of Earnings - Three months ended June
 30, 1996 and June 30, 1995................................................... 5

 Unaudited Consolidated Statements of Stockholders' Deficiency for the
 three months ended June 30, 1996............................................. 6

 Unaudited Consolidated Statement of Cash Flows - Three months ended
 June 30, 1996 and June 30, 1995.............................................. 7

 Notes to Consolidated Interim Financial Statements........................... 8

 Management's Discussion and Analysis or Plan of Operation....................10



PART II.

 Other Information:

 Submission of Matters to a Vote of Security Holders..........................12

 Exhibits and Reports on Form 8-K.............................................13

 Signatures...................................................................14

                         Part I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                         MARCH 31, 1996  JUNE 30, 1996
                                                                           ----------     ----------

CURRENT ASSETS
    Cash ...............................................................   $  210,245     $  843,843

    Accounts receivable, less allowance for doubtful accounts of $40,000      413,539        451,904

    Development fees and advances ......................................      270,864        159,932

    Due from affiliates, net ...........................................      658,717        280,207

    Prepaid expenses and other .........................................      274,654        239,992
                                                                           ----------     ----------

       Total Current Assets ............................................    1,828,019      1,975,878

PROPERTY AND EQUIPMENT, NET ............................................    2,361,698      2,374,360

OTHER ASSETS

    Development fees ...................................................      575,017        660,750

    Restricted assets ..................................................      176,352        176,352

    Deferred income taxes ..............................................      981,000        976,500

    Other assets .......................................................      165,453        222,605
                                                                           ----------     ----------

                                                                            1,897,822      2,036,207
                                                                           ----------     ----------

                                                                           $6,087,539     $6,386,445
                                                                           ==========     ==========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

    Current portion of long-term debt ................................    $   626,043    $ 4,862,091

    Accounts payable .................................................        242,470        146,675

    Accrued expenses .................................................        617,043        687,162

                                                                              442,371        461,139
    Income taxes payable .............................................    -----------    -----------

         Total Current Liabilities ...................................      1,927,927      6,157,067

RESIDENT SECURITY DEPOSITS ...........................................        314,705        318,305

LONG-TERM DEBT, less current portion .................................      7,172,982      1,600,290

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

    Preferred stock $.001 par value; 1,000,000 shares authorized; none
    issued and outstanding ...........................................           --             --

    Common stock $.01 par value; authorized, 14,000,000 shares; issued
    and outstanding, 1,827,833 and 2,240,950 shares, respectively ....         18,278         22,410

    Additional paid-in capital .......................................      5,619,905      7,216,026

    Accumulated deficit ..............................................     (8,966,258)    (8,927,653)
                                                                          -----------    -----------

                                                                           (3,328,075)    (1,689,217)
                                                                          -----------    -----------

                                                                          $ 6,087,539    $ 6,386,445
                                                                          ===========    ===========

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS





                                                    THREE MONTHS ENDED JUNE 30,
                                                   -----------------------------

                                                      1995              1996
                                                   -----------      -----------
Operating revenues

    Resident services ........................     $ 1,195,053      $ 1,247,844

    Health care services .....................         624,988          644,005

    Development fees .........................            --             85,000
                                                   -----------      -----------


                                                     1,820,041        1,976,849
                                                   -----------      -----------


Operating expenses

    Residence operating expenses .............       1,388,801        1,481,302

    General and administrative ...............          68,334          155,020

    Depreciation and amortization ............         133,156           69,601

    Recovery of advances to affiliates .......            --            (71,856)
                                                   -----------      -----------


                                                     1,590,291        1,634,067
                                                   -----------      -----------


       Income from operations ................         229,750          342,782

Other income (expense)

    Interest expense, net ....................        (177,517)        (135,317)

    Other income .............................          13,059           20,856

    Debt conversion expense ..................            --           (156,466)

       Income before income taxes ............          65,292           71,855

Income taxes .................................          26,600           33,250

       NET INCOME ............................     $    38,692      $    38,605
                                                   ===========      ===========

Earnings per share ...........................     $       .02      $       .02
                                                   ===========      ===========

Common shares and equivalents outstanding ....       1,681,938        2,197,166
                                                   ===========      ===========

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES
          UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                              Additional       Accumulated
                                          Shares             Amount        paid-in capital       deficit             Total
                                      ------------      -------------      -------------     -------------      -------------
Balance, March 31, 1996............      $1,827,833           $ 18,278         $5,619,905      $(8,966,258)       $(3,328,075)

Shares issued upon conversion of debt       347,996              3,480          1,386,918                --          1,390,398

Exercise of warrants...............          62,121                622            206,452                --            207,074

Shares issued as compensation......           3,000                 30              2,751                --              2,781

Net income.........................              --                 --                 --            38,605             38,605
                                      -------------      -------------      -------------       -----------        -----------

Balance, June 30, 1996.............       2,240,950            $22,410         $7,216,026      $(8,927,653)       $(1,689,217)
                                          =========            =======         ==========      ============       ============

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       THREE MONTHS ENDED JUNE 30,
                                                                                                     ------------------------------
                                                                                                        1995                1996
                                                                                                     -----------        -----------
Cash flows from operating activities

    Net income ...............................................................................       $    38,692        $    38,605

    Adjustments to reconcile net income to net cash provided by operating activities

       Depreciation and amortization .........................................................           137,298             69,601

       Common stock issued for services ......................................................              --                2,781

       Deferred income taxes .................................................................           (36,751)             4,500

       Debt conversion expense ...............................................................              --              156,466

       Changes in operating assets and liabilities

         Accounts receivable, advances and other receivables .................................             9,261            340,145

         Prepaid expenses and other ..........................................................          (145,658)            34,662

         Development fees ....................................................................              --               25,199

         Other assets ........................................................................              --                 --

         Accounts payable ....................................................................            60,156            (95,795)

         Accrued expenses ....................................................................            78,752             70,119

         Income taxes payable ................................................................            80,851             18,768

         Resident security deposits ..........................................................            11,425              3,600

         Deferred revenue ....................................................................              --                 --
                                                                                                     -----------        -----------

    Net cash provided by operating activities ................................................           234,026            668,651
                                                                                                     -----------        -----------
Cash flows used in investing activities

    Purchases of property and equipment ......................................................           (12,900)           (74,320)
                                                                                                     -----------        -----------
Cash flows from financing activities

    Proceeds from borrowings on mortgages and notes payable ..................................              --               47,591

    Principal repayments of mortgages and notes payable ......................................           (34,738)           (79,235)

    Proceeds from exercise of warrants .......................................................              --              207,074

    Increase in deferred offering costs ......................................................              --             (136,163)
                                                                                                     -----------        -----------
       Net cash provided by (used in) financing
       activities ............................................................................           (34,738)            39,267
                                                                                                     -----------        -----------

       NET INCREASE IN CASH ..................................................................           186,388            633,598

Cash at beginning of period ..................................................................           249,561            210,245
                                                                                                     -----------        -----------

Cash at end of period ........................................................................       $   435,949        $   843,843
                                                                                                     ===========        ===========
Supplemental  disclosures of cash flow information:
    Cash paid during the period for:

       Interest ..............................................................................       $   180,000        $   119,000
                                                                                                     ===========        ===========

       Income taxes ..........................................................................              --          $     1,000

Non-cash financing and investing activity:
    Conversion of debt to common stock .......................................................              --          $ 1,305,000
                                                                                                     ===========        ===========

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of June 30, 1996 and the related consolidated statements of earnings and cash flows for the three month periods ended June 30, 1996 and 1995 and the statement of stockholders' deficiency for the three month period ended June 30, 1996 have been prepared by the management of United Vanguard Homes, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended June 30, 1996 have been made.

    Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results expected for a full year.

NOTE B - STOCKHOLDERS' EQUITY

    CONVERTIBLE DEBT

    In March 1996, the Company offered the convertible mortgageholders and noteholders the option to convert, through April 30, 1996, to shares of common stock at a price of $3.75 instead of prices ranging from $6.67 through $7.22. In April 1996, 347,996 common shares were issued in connection with the offer. As a result of the offer, the Company issued 167,877 additional shares upon conversion, the fair value of which, $156,466, has been recorded as debt conversion expense in the accompanying consolidated statement of operations for the three months ended June 30, 1996.

    STOCK OPTION PLAN

    In June 1996, the Company adopted the 1996 Outside Directors' Stock Option Plan (the "Directors Plan"), which provides for the grant of options to purchase common stock of the Company to nonemployee directors of the Company. The Directors' Plan authorizes the issuance of a maximum of 90,000 shares of common stock.

    The Directors' Plan is administered by the Board of Directors. Under the Directors' Plan, each nonemployee director elected after April 1, 1996 will receive options for 3,000 shares of common stock upon election. To the extent that shares of common stock remain available for the grant of options under the Directors' Plan, each year on April 1, commencing April 1, 1997, each nonemployee director will be granted an option to purchase 1,800 shares of common stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the common stock as of the date preceding the date of grant. All options vest in three equal annual installments.

    EMPLOYMENT AGREEMENTS

    As of April 1, 1996, the Company entered into an employment agreement with the Company's President and Chief Operating Officer pursuant to which an annual base salary under the employment agreement is $100,000. In December 1995, the President received a $25,000 cash bonus and the Company agreed to issue 9,000 shares of the Company's common stock fair valued at $5.55 per share. In June 1996, the President received a $25,000 cash bonus and 3,000 shares of the Company's common stock fair valued at $.97 per share. An additional bonus of $25,000 and 3,000 shares of the Company's common stock is payable on March 31, 1998, subject to continued employment.

NOTE C - CONTINGENCIES

    An affiliate of Vanguard Ventures, Inc. ("Vanguard"), the Company's majority stockholder, was indebted under a first mortgage in the principal amount of $4,087,000. The mortgage securing this loan provides that a default under such loan is a default under each of the Company's Hillside Terrace and Whitcomb Tower Mortgages. Therefore, a potential Vanguard default on this affiliate's loan could result in the foreclosure of Hillside Terrace and Whitcomb Tower.

    Health care and senior living facilities are areas of extensive and frequent regulatory change. Changes in the laws or new interpretations of existing laws can have a significant effect on methods of doing business, costs of doing business and amounts of reimbursement, from governmental and other payors. The Company at all times attempts to comply with all applicable fraud and abuse laws; however, there can be no assurance that administrative or judicial interpretation of existing laws or regulations will not have a material adverse effect on the Company's operations or financial conditions.

NOTE D - PROPOSED PUBLIC OFFERING

    The Company has filed a Registration Statement on Form SB-2 (No. 33-80812) for sale to the public of up to 2,070,000 shares of common stock and 2,070,000 common stock purchase warrants ("Warrants"), each warrant to purchase one-half share of Common Stock (the "Common Stock Offering"). The Company has also filed a Registration Statement on Form SB-2 (No. 333-09037) for sale to the public of up to $14,375,000 aggregate amount Convertible Senior Secured Notes Due 2006 (the "Notes Offering," and, together with the Common Stock Offering, the "Offerings"). The notes to be sold in the Notes Offering are to be convertible into shares of common stock. The Company expects that the Offerings will commence by October 30, 1996.

    The Company intends to use the net proceeds of the Offerings and available lines of credit, together with cash flows from operations and private placements, to finance its operations (including expenses of additional personnel required as the Company's business grows) and future development projects. Accordingly, the Company believes that the net proceeds to be realized from the Offerings, together with existing cash balances, cash flow from operations and available lines of credit, will be sufficient to meet its liquidity and capital spending requirements for at least 12 months, including the acquisition of Harvest Village, a senior living facility. The Company intends to use approximately $1,750,000 of the net proceeds of the Offerings for capital improvements at the properties owned and/or managed by the Company upon completion of the Offerings.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

REVENUES

    Net revenues of United Vanguard  Homes,  Inc. (the  "Registrant")  represent
gross  consolidated  revenues  of  the  Registrant,   less  charitable  and  SSI
discounts.

    Net revenues increased by $157,000, or 9%, from $1,820,000 in the 1995 period to $1,977,000 in the 1996 period. Approximately $85,000 of the increase represented development fees. Development fees can vary substantially from quarter to quarter depending upon the number of projects in development, the percentage of completion and, in certain instances, the project owner's financial condition. Development fees are generally deferred in periods in which the project owner's ability to remit such fees is uncertain. Resident and healthcare services revenues increased by $72,000, or 4%, from $1,820,000 in the 1995 period to $1,892,000 in the 1996 period. Resident and healthcare services revenues increased as a result of higher rates as well as a slight increase in occupancy rates.

RESIDENCE OPERATING EXPENSES

    Residence operating expenses include all retirement and healthcare center operating expenses, including, among other things, payroll and employment costs, food, utilities, repairs and maintenance, insurance and property taxes.

    Residence operating expenses increased by $92,000, or 7%, from $1,389,000 in the 1995 period to $1,481,000 in the 1996 period. During the 1996 period, payroll costs increased by approximately $59,000 due to salary increases and additional personnel. Further, in the 1996 period, $27,000 of additional maintenance was performed at the Registrant's Michigan facilities as part of the Registrant's refurbishment plan.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses include all marketing costs, as well as the general and administrative expenses incurred at the Registrant's principal executive offices. General and administrative expenses include, among other things, administrative salaries, rent, utilities, insurance and related expenses.

    General and administrative expenses increased by $87,000, or 128%, from $68,000 in the 1995 period to $165,000 in the 1996 period. The increase is primarily attributable to increased administrative staff and salary increases.

PROVISION FOR RECOVERY ON ADVANCES TO AFFILIATES

    During the 1996 period, the Registrant recognized a recovery of $72,000 due to repayment of advances from affiliates. During the 1995 period, there was no provision for (recovery of) loss on advances to affiliates.

INTEREST EXPENSE, NET

    Interest expense, net, decreased by $43,000 or 24%, from $178,000, in the 1995 period to $135,000 in the 1996 period. The decrease is primarily attributable to the conversion of $1,305,000 of debt to equity.

DEBT CONVERSION EXPENSE

    The Registrant offered its debtholders an inducement in the form of a reduced conversion price on its then outstanding debt. As a result of such inducement an aggregate of $1,305,000 of the Registrant's debt was converted into 347,996 shares of the Registrant's Common Stock effective April 1,1996. As a result of such inducement, the Registrant issued 167,877 additional shares upon conversion, the fair value of which, $156,466, has been recorded as debt conversion expense during the 1996 period.

INCOME TAXES

    Income taxes increased by $7,000, or 27%, from $26,000 in the 1995 period to $33,000 in the 1996 period. The increase in the effective tax rate from 40.7% in the 1995 period to 46.3% in the 1996 period is primarily due to the non-deductibility of the debt conversion expense.

LIQUIDITY AND CAPITAL RESOURCES

    The Registrant has filed a Registration Statement on Form SB-2 (No. 33-80812) for sale to the public of up to 2,070,000 shares of Common Stock and 2,070,000 common stock purchase warrants ("Warrants"), each warrant to purchase one-half share of Common Stock. The Registrant has also filed a Registration Statement on Form SB-2 (No. 333-09037) for sale to the public of up to $14,375,000 aggregate amount of its Convertible Senior Secured Notes Due 2006 (the "Notes Offering," and, together with the Common Stock Offering, the "Offerings"). The notes to be sold in the Notes Offering are to be convertible into shares of Common Stock. The Registrant expects that the Offerings will commence by October 30, 1996.

    The Registrant intends to use the net proceeds of the Offerings and available lines of credit, together with cash flows from operations and private placements, to finance its operations (including expenses of additional personnel required as the Registrant's business grows) and future development projects. Accordingly, the Registrant believes that the net proceeds to be realized from the Offerings, together with existing cash balances, cash flow from operations and available lines of credit, will be sufficient to meet its liquidity and capital spending requirements for at least 12 months, including the acquisition of Harvest Village. The Registrant tends to use approximately $1,750,000 of the net proceeds of the Offerings for capital improvements at the Initial Properties.

    When used in Management's Discussion and Analysis or Plan of Operation, the words "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, including reduced sales and increases in raw materials and production costs.

                          Part II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The written consent of a majority of stockholders (73.2%) was delivered on June 21, 1996.

    (b)  Matters to which the majority consented were as follows.

         (1) Amendment of the Registrant's Certificate of Incorporation to increase the authorized capital stock of the Registrant from 8,000,000 shares of common stock, $.01 par value per share ("Common Stock") to 15,000,000, consisting of 14,000,000 shares of Common Stock and 1,000,000 shares of preferred stock, $.001 par value per share.

         (2)      Approval  of  a  1-for-1.6667   reverse  stock  split  of  the
                  registrant's   Common  Stock  (the   "Reverse   Stock  Split")
                  effective August 30, 1996.

         (3) Approval of the Registrant's 1996 Outside Directors Stock Option Plan.

         (4) Amendment of the Registrant's 1991 Incentive Stock Option Plan to increase the number of shares of Common Stock available for issuance thereunder from 162,000 to 300,000 (after giving effect to the Reverse Stock Split).

         (5) Ratification of an amendment to the Registrant's Bylaws to provide for three classes of directors, with each class to serve for a term of three years. Benjamin Frank and Francis S. Gabreski were designated as the Class I directors, James E. Eden, Robert S. Hoshino, Jr. and Stanford J. Shuster were designated as the Class II directors and Carl G. Paffendorf and Larry L. Laird were designated as the Class III directors. The initial terms of office of the Class I, Class II and Class III directors named herein shall expire at the next succeeding annual meeting of stockholders, the second succeeding annual meeting of stockholders and the third succeeding annual meeting of stockholders, respectively.

         (6) Ratification of an amendment to the Registrant's Bylaws to provide that only stockholders may amend, alter or repeal the provision of the Registrant's Bylaws providing for a Board of Directors divided into three classes.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits

                  Exhibit 11, Computation of Earnings Per Share.
                  Exhibit 27, Financial Data Schedule.

    (b)  Report on 8-K

                  The Registrant filed a report on Form 8-K on May 23, 1996 reporting an Item 4 event.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      /S/CARL G. PAFFENDORF
                                      ------------------------------------------
                                      Carl G. Paffendorf (Chairman Of The Board)


                                      /S/PAUL D'ANDREA
                                      ------------------------------------------
                                      Paul D'Andrea (VP Finance)


Date:    October 17, 1996