Form 10QSB
period 1996-09-30
UNITED VANGUARD HOMES INC /DE
filed 1996-11-19
CIK 21221

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                           -------------------------
                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

/ /       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from          to
                               _________    ____________

Commission file number 0-5097
                       ------

                           UNITED VANGUARD HOMES, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


             Delaware                                    11-2032899
---------------------------------           ------------------------------------
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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / /        No     /X/

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 30, 1996, there were outstanding 2,240,950 shares of the Registrant's Common Stock, $.01 par value.

         Transitional Small Business Disclosure Format:

                                   Yes  / /      No  /X/

                                   FORM 10-QSB

                                      INDEX

PART I.   FINANCIAL INFORMATION:                                     Page No.

          Consolidated Balance Sheets (Unaudited) -
           Sept. 30 and March 31, 1996....................................4

          Consolidated Statement of Earnings (Unaudited)
            Three and Six Months Ended Sept. 30, 1996 and 1995 ...........5

          Consolidated Statement of Stockholders' Deficiency (Unaudited)
            Six Months Ended Sept. 30, 1996...............................6

          Unaudited Consolidated Statement of Cash Flows
            For the Six Months Ended Sept. 30, 1996 and 1995..............7

          Notes to Unaudited Consolidated Financial Statements............8

          Management's Discussion and Analysis
           or Plan of Operation..........................................10

PART II.  OTHER INFORMATION:

          Exhibits and Reports on Form 8-K...............................12

          Signatures.....................................................13

                         PART I - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                     ASSETS


                                                                                  September 30,           March 31,
CURRENT ASSETS                                                                        1996                  1996
--------------                                                                        ----                  ----

      Cash                                                                          $697,952               $210,245
      Accounts receivable, less allowance for doubtful
        accounts of $40,000 in 1995 and 1996                                         483,933                413,539
      Development fees and advances                                                   77,000                270,864
      Due from affiliates, net                                                       168,892                658,717
      Prepaid expenses and other                                                     702,865                274,654
                                                                                   ---------             ----------
                 Total current assets                                              2,130,642              1,828,019

PROPERTY AND EQUIPMENT - NET                                                       2,339,450              2,361,698

OTHER ASSETS
      Development fees                                                               773,155                575,017
      Restricted assets                                                              176,352                176,352
      Deferred income taxes                                                          974,400                981,000
      Other assets                                                                   572,171                165,453
                                                                                  ----------             ----------
                                                                                   2,496,078              1,897,822
                                                                                  ----------             ----------
                                                                                  $6,966,170             $6,087,539
                                                                                  ==========             ==========

CURRENT LIABILITIES
      Current portion of long-term debt                                           $4,994,569               $626,043
      Accounts payable                                                               228,630                242,470
      Accrued expenses                                                               723,116                617,043
      Income taxes payable                                                           487,281                442,371
                                                                                  ----------             ----------
                 Total Current Liabilities                                         6,433,596              1,927,927

RESIDENT SECURITY DEPOSITS                                                           313,704                314,705

LONG-TERM DEBT, less current portion                                               1,846,437              7,172,982

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
      Preferred stock $.001 par value; 1,000,000
        shares authorized; none issued and outstanding                                    --                     --
      Common stock, $.01 par value;  authorized,
       14,000,000 shares;  issued and outstanding,
       1,827,778 shares and 2,240,950 shares in
      March 31, 1996 and September 30, 1996, respectively                             22,410                 18,278
      Additional paid-in capital                                                   7,216,026              5,619,905
      Accumulated deficit                                                         (8,866,003)            (8,966,258)
                                                                                  ----------             ----------
                                                                                  (1,627,567)            (3,328,075)
                                                                                  ----------             ----------

                                                                                  $6,966,170             $6,087,539
                                                                                  ==========             -=========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS

                                   (UNAUDITED)

                                                                For the three months                For the six months
                                                                 ended September 30,                ended September 30,
                                                                 1996          1995                 1996             1995
                                                                 ----          ----                 ----             ----

Operating Revenues:
     Resident Services                                         $1,273,472     $1,228,950          $2,521,231      $2,424,003
     Health care services                                         672,805        686,474           1,316,820       1,311,462
     Development fees                                              53,960        420,000             138,960         420,000
                                                               ----------     ----------          ----------      ----------
                                                                2,000,237      2,335,424           3,977,011       4,155,465

Operating Expenses:
     Residence operating expenses                               1,494,188      1,471,940           2,975,415       2,860,741
     General and administrative                                   154,131         94,238             308,143         162,572
     Depreciation and amortiztion                                  68,356         85,396             137,956         218,552
     Provision for loss on (Recovery of)
      advances to affiliates                                      114,350        396,359              42,494         396,359
                                                               ----------     ----------          ----------      ----------
                                                                1,831,025      2,047,933           3,464,008       3,638,224

            Income from operations                                169,212        287,491             513,003         517,241

Other Income (expense)
     Interest expense, net                                       (134,610)      (170,065)           (269,928)       (347,582)
     Other income                                                  95,291         31,124             116,146          44,183
     Debt conversion expense                                           --             --           (156,466)              --

            Income before income taxes                            129,893        148,550             202,755         213,842

Income Taxes                                                       68,242         60,457             102,500          87,057
                                                               ----------     ----------          ----------      ----------

            NET INCOME                                         $   61,651     $   88,093          $  100,255      $  126,785
                                                               ==========     ==========          ==========      ==========

Earnings per share                                                   $.04           $.08                $.06            $.11

Common shares and equivalents outstanding                       1,700,266      1,158,118           1,698,791       1,158,118


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                       SIX MONTHS ENDED SEPTEMBER 30, 1996

                                   (UNAUDITED)

                                                                  Additional
                                                                    Paid-in          Accumulated
                                         Shares        Amount      Capital             Deficit               Total
                                         ------        ------      -------             -------               -----

Balance, April 1, 1996                   1,827,778      $18,278     $5,619,905        $(8,966,258)      $(3,328,075)

Shares issued upon conversion
  of debt                                  347,996        3,480      1,386,918                 --         1,390,398
Exercise of warrants                       621,121          622        206,452                 --           207,074
Shares issued as compensation                3,000           30          2,751                 --             2,781
Net income for the six months
  ended September 30, 1996                      --           --             --            100,255           100,255
                                         ---------      -------      ---------       ------------       -----------

Balance, September 30, 1996              2,240,950      $22,410     $7,216,026        $(8,866,003)      $(1,627,567)
                                         =========      =======      ==========      ============       ===========





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                   For The Six Months Ended September 30,
                                                                   --------------------------------------

                                                                         1996                  1995
                                                                        ------                -----

Cash flows from operating activities
  Net income                                                         $  100,255           $  126,785
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
          Depreciation and amortization                                 137,959              218,552
          Common stock issued for services                                2,781                   --
          Deferred income taxes                                           6,600              120,371
          Debt Conversion expense                                       156,466                   --
          Changes in operating assets and liabilities
            Accounts receivable, advances
              and other receivables                                     593,095              (35,796)
            Prepaid expenses and other                                  (16,744)              65,362
            Development fees                                           (477,822)           1,598,482
            Decrease in due to affiliates                              (100,000)                  --
            Accounts payable                                            (13,937)             (23,670)
            Accrued expenses                                            106,072               63,825
            Income taxes payable                                         44,892               47,687
            Resident security deposits                                   (1,001)               8,633
                                                                     ----------           ------------

          Net cash provided by operating activities                     538,616            2,190,231
                                                                     ----------           ------------

Cash flows used in investing activities
  Purchases of property and equipment                                  (104,799)             (37,367)
                                                                     ----------           ------------

Cash flows from financing activities
  Proceeds from borrowings on mortgages
    and notes payable                                                   547,591                   --
  Principal repayments of mortgages
    and notes payable                                                  (208,892)             (84,312)
  Proceeds from exercise of warrants                                    207,074                   --

  Increase in deferred offering costs                                  (491,883)                  --
                                                                     ----------          ------------

  Net cash used in financing activities                                 (53,890)             (84,312)
                                                                     ----------          ------------

  NET INCREASE IN CASH                                                  487,707            2,068,552

  Cash, beginning of period                                             210,245              249,561
                                                                     ----------           -----------
  Cash, end of period                                                $  697,952           $2,318,113
                                                                     ==========           ===========

  Supplemental disclosures of cash flow information:
    Cash paid during the year for
          Interest                                                   $  265,200           $  334,292
                                                                     ==========           ==========
          Income taxes                                               $   51,000           $    - 0 -
                                                                     ==========           ========--

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

  The accompanying consolidated balance sheet as of September 30, 1996 and the related consolidated statements of earnings and cash flows for the six month periods ended September 30, 1996 and 1995 and the statement of stockholders' deficiency for the six month period ended September 30, 1996 have been prepared by the management of United Vanguard Homes, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of and for the six months ended September 30, 1996 have been made.

  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results expected for a full year.

NOTE B - STOCKHOLDERS' EQUITY

     CONVERTIBLE DEBT

     In March 1996, the Company offered the convertible mortgageholders and noteholders the option to convert, through April 30, 1996, to shares of common stock at a price of $3.75 instead of prices ranging from $6.67 through $7.22. In April 1996, 347,996 common shares were issued in connection with the offer. As a result of the offer, the Company issued 167,877 additional shares upon conversion, the fair value of which, $156,466, has been recorded as debt conversion expense in the accompanying consolidated statement of operations for the six months ended September 30, 1996.

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

     EMPLOYMENT AGREEMENTS

     As of April 1, 1996, the Company entered into an employment agreement with the Company's President and Chief Operating Officer pursuant to which an annual base salary under the employment agreement is $100,000. In December 1995, the President received a $25,000 cash bonus and the Company agreed to issue 9,000 shares of the Company's common stock fair valued at $5.55 per share. In June 1996, The President received a $25,000 cash bonus and 3,000 shares of the Company's common stock fair valued at $.93 per share. An additional bonus of $25,000 and 3,000 shares of the Company's common stock is payable on March 31, 1998, subject to continued employment.

NOTE C - CONTINGENCIES

     An affiliate of Vanguard Ventures, Inc. ("Vanguard"), the Company's majority stockholder, was indebted under a first mortgage in the principal amount of $4,081,000. The mortgage securing this loan provides that a default under such loan is a default under each of the Company's Hillside Terrace and Whitcomb Tower Mortgages. Therefore, a potential Vanguard default on this affiliate's loan could result in the foreclosure of Hillside Terrace and Whitcomb Tower.

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

NOTE D - PROPOSED PUBLIC OFFERING

     The Company has filed a Registration Statement on Form SB-2 (No. 33-80812) for sale to the public of up to 2,070,000 shares of common stock and 2,070,000 common stock purchase warrants ("Warrants"), each warrant to purchase one-half share of Common Stock (the "Common Stock Offering"). The Company has also filed a Registration Statement on Form SB-2 (No. 333-09037) for sale to the public of up to $14,375,000 aggregate amount Convertible Senior Secured Notes Due 2006 (the "Notes Offering," and, together with the Common Stock Offering, the "Offerings"). The notes to be sold in the Notes Offering are to be convertible into shares of common stock. The Company expects that the Offerings will commence as soon as market conditions in the assisted living sector of the public market improve.

     The Company intends to use the net proceeds of the Offerings and available lines of credit, together with cash flows from operations and private placements, to finance its operations (including expenses of additional personnel required as the Company's business grows) and future development projects. The Company believes that existing cash balances, cash flow from operations and available lines of credit, will be sufficient to meet its liquidity and capital spending requirements for at least 12 months.

NOTE E - PROMISSORY NOTE

     In August 1996, the Company received a $450,000 installment loan from the Bank of New York. The Principal is payable in 36 equal installments plus interest at prime plus 1 1/2.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SIX MONTHS ENDED 1996 VS. 1995

REVENUES

     Net revenues of United Vanguard Homes, Inc. (the "Company") represent gross consolidated revenues of the Company, less charitable and SSI discounts.

     Net revenues decreased by $179,000, or 4%, from $4,156,000 in the 1995 period to $3,977,000 in the 1996 period. Approximately $281,000 of the decrease represented development fees. Development fees can vary substantially from quarter to quarter depending upon the number of projects in development, the percentage of completion and, in certain instances, the project owner's financial condition. Development fees are generally deferred in periods in which the project owner's ability to remit such fees is uncertain. Resident and healthcare services revenues increased by $102,000, or 3%, from $3,736,000 in the 1995 period to $3,838,000 in the 1996 period. Resident and healthcare services revenues increased as a result of higher rates as well as a slight increase in occupancy rates.

RESIDENCE OPERATING EXPENSES

     Residence operating expenses include all retirement and healthcare center operating expenses, including, among other things, payroll and employments costs, food, utilities, repairs and maintenance, insurance and property taxes.

     Residence operating expenses increased by $115,000, or 4%, from $2,861,000 in the 1995 period to $2,976,000 in the 1996 period. During the 1996 period, payroll costs increased by approximately $72,000 due to salary increases and additional personnel. Further, in the 1996 period, $35,000 of additional maintenance was performed at the Company's Michigan facilities as part of the Company's refurbishment plan.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses include all marketing costs, as well as the general and administrative expenses incurred at the Company's principal executive offices. General and administrative expenses include, among other things, administrative salaries, rent, utilities, insurance and related expenses.

     General and administrative expenses increased by $145,000, or 90%, from $163,000 in the 1995 period to $308,000 in the 1996 period. The increase is primarily attributable to increased administrative staff and salary increases.

PROVISION FOR RECOVERY ON ADVANCES TO AFFILIATES

     Losses on advances to affiliates decreased by $354,000 in the 1995 period to $43,000 in the 1996 period. The decrease is primarily attributable to the Company's successful turn around efforts at the Whittier, an affiliate managed by the Company, and by a reduction in operating cash requirements of other affiliates.

INTEREST EXPENSE, NET

     Interest expense, net, decreased by $78,000 or 22%, from $348,000, in the 1995 period to $279,000 in the 1996 period. The decrease is primarily attributable to the conversion of $1,305,000 of debt to equity.

DEBT CONVERSION EXPENSE

     The Company offered its debtholders an inducement in the form of a reduced conversion price on its then outstanding debt. As a result of such inducement an aggregate of $1,305,000 of the Company's debt was converted into 347,996 shares of the Company's Common Stock effective April 1, 1996. As a result of such inducement, the Company issued 167,877 additional shares upon conversion, the fair value of which, $156,466, has been recorded as debt conversion expense during the 1996 period.

INCOME TAXES

     Income taxes increased by $15,000, or 18%, from $87,000 in the 1995 period to $102,000 in the 1996 period. The increase in the effective tax rate from 40.7% in the 1995 period to 50.5% in the 1996 period is primarily due to the non-deductibility of the debt conversion expense.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996 the Company's cash position was improved by $428,000 due to the August 1996 installment loan. Current liabilities were up $4,500,000, primarily due to the reclassification of part of the Company's mortgage debt from long-term to short-term. Mortgages on Hillside Terrace and the Whitcomb Tower in the amount of $4,340,000 are due April 30, 1997. Failure to extend or refinance these mortgages would have a material adverse effect on the the Company. However, the Company anticipates that these mortgages will be extended on a year-to-year basis as they have been for the last two years. In addition, the Company is pursuing alternate permanent financing for these properties.

     The Company has filed a Registration Statement on Form SB-2 (No. 33-80812) for sale to the public of up to 2,070,000 shares of Common Stock and 2,070,000 common stock purchase warrants ("Warrants"), each warrant to purchase one-half share of Common Stock. The Company has also filed a Registration Statement on Form SB-2 (No.333-09037) for sale to the public of up to $14,375,000 aggregate amount of its Convertible Senior Secured Notes Due 2006 (the "Notes Offering," and, together with the Common Stock Offering, the "Offerings"). The notes to be sold in the Notes Offering are to be convertible into shares of Common Stock. The Company expects that the Offerings will commence as soon as market conditions in the assisted living sector of the public market improve.

     The Company intends to use the net proceeds of the Offerings and available lines of credit, together with cash flows from operations and private placements, to finance its operations (including expenses of additional personnel required as the Company's business grows) and future development projects. The Company believes that existing cash balances, cash flow from operations and available lines of credit, will be sufficient to meet its liquidity and capital spending requirements for at least 12 months.

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



THREE MONTHS 1996 VS. 1995

     The principal reasons for the increases in operations for the three months ended September 30, 1996 vs. 1995 are outlined in the discussion of the Six Months Results. No material items which adversely affected liquidity and the financial position occurred in the three-month period.

PART II   OTHER INFORMATION


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits

              Exhibit 11, Computation of Earnings Per Share.
              Exhibit 27, Financial Data Schedule.

    (b)  Report on 8-K

              No reports on Form 8-K were filed during this period.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     /S/ CARL G. PAFFENDORF
                                     -----------------------------------------
                                     Carl G. Paffendorf, Chairman of the Board



                                     /S/ PAUL D'ANDREA
                                     ------------------------------------------
                                     Paul D'Andrea, Vice President - Finance


Date:       November 14, 1996