Form 10-K
period 1996-03-31
UNITED VANGUARD HOMES INC /DE
filed 1997-01-31
CIK 21221

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           ---------------------------

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  MARCH 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from               to
                              ---------------  ---------------

                          Commission file number 0-5097

                           UNITED VANGUARD HOMES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                              11-2032899
--------------------------------------------------------------------------------
    (State or other jurisdiction of      (I.R.S. employer identification no.)
     incorporation or organization)

4 Cedar Swamp Road, Glen Cove, New York                  11542
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code: (516) 759-1188

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of September 30, 1996, the aggregate market value of the Registrant's outstanding voting Common Stock held by non-affiliates of the Registrant was $4,219,408. This amount is based on $8.50 per share, the midpoint of the proposed public offering price range. See "Item 1. BUSINESS." Solely for purposes of this calculation, shares held by directors of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         As of September 30, 1996, there were 2,240,950 shares outstanding of the Registrant's Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                     PART I
Item 1.  BUSINESS
         THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED HEREBY. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTY, INCLUDING WITHOUT LIMITATION, THE SUCCESSFUL CONSUMMATION OF THE OFFERINGS (AS HEREINAFTER DEFINED), THE ACQUISITION OF HARVEST VILLAGE AND TURNAROUND STRATEGIES FOR SENIOR LIVING FACILITIES. ALTHOUGH THE REGISTRANT BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE, AND THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE REGISTRANT OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE REGISTRANT WILL BE ACHIEVED.

GENERAL

         United Vanguard Homes, Inc., a Delaware corporation, was originally organized on September 26, 1988 ("Old UVH") in order to combine various activities relating to the development, ownership and management of senior living facilities organized and operated by Vanguard Ventures, Inc. ("Vanguard") and its principals beginning in 1980. On March 30, 1993, Old UVH merged into Coap Systems Inc. ("Coap"), a relatively inactive, publicly-owned subsidiary of Vanguard, and simultaneously Coap changed its name to United Vanguard Homes, Inc. Although the Company is subject to the information requirements of the Securities Exchange Act of 1934, as amended, there are less than 6,000 shares of the Company's common stock, $.01 par value per share ("Common Stock") in the public float and there is no public market for the Common Stock. The Company is currently a majority-owned subsidiary of Vanguard. United Vanguard Homes, Inc., its predecessor and subsidiaries are hereinafter collectively referred to as the Registrant.

         The Registrant has filed a Registration Statement on Form SB-2 (No. 33-80812) for sale to the public of up to 2,070,000 shares of Common Stock and 2,070,000 common stock purchase warrants ("Warrants"), each Warrant to purchase one-half share of Common Stock (the "Common Stock Offering"). The Registrant has also filed a Registration Statement on Form SB-2 (No. 333- 09037) for sale to the public of up to $14,375,000 aggregate amount Convertible Senior Secured Notes Due 2006 (the "Notes Offering," and, together with the Common Stock Offering, the "Offerings"). The notes to be sold in the Notes Offering (the "Notes") are to be convertible into shares of Common Stock. The Registrant expects that the Offerings will commence as soon as market conditions improve. Upon consummation of the Offerings, the Company will cease to be a majority-owned subsidiary of Vanguard.

         On June 21, 1996, the Board of Directors of the Registrant declared it advisable and in the best interests of the Registrant and directed that there be submitted to the stockholders a proposed 1-for-1.6667 reverse split of the then issued and outstanding shares of Common Stock (the "Reverse Split"). On June 21, 1996, of the 3,723,129 shares of Common Stock outstanding, 2,726,769 shares (or 73.2%) delivered written consents to the Registrant adopting the Reverse Split. The effect of the Reverse Split upon holders of Common Stock was that the total number of shares of the Registrant's Common Stock held by each Stockholder was automatically converted into the number of whole shares of Common Stock equal to the number of shares of Common Stock owned immediately prior to the Reverse Split divided by 1.6667, adjusted, as described below, for any fractional shares. Each Stockholder's percentage ownership interest in the Registrant and proportional voting power remained unchanged, except for minor differences resulting from adjustments for fractional shares. The rights and privileges of the holders of shares of Common Stock were substantially unaffected by the Reverse Split. No certificates or scrip representing fractional shares of the Registrant's Common Stock were issued to Stockholders because of the Reverse Split. All fractional shares of one-half share or more were increased to the next higher whole number of shares, and all fractional shares of less than one-half share were decreased to the next lower whole number of shares, respectively.

         The Board of Directors believed the Reverse Split was the most expeditious and cost-effective method by which the capitalization of the Registrant could be restructured to conform to the terms of the Offerings. The effective date of the Reverse Split was August 30, 1996.

         The Registrant is an owner, manager and developer of senior living facilities which provide housing and various levels of care and services for the elderly.


                                             FISCAL YEAR ENDED MARCH 31,

                                          1994           1995          1996
                                          ----           ----          ----
Statement of Operations Data:                       (in thousands)

   Revenues:

         Resident services.........     $ 4,765       $ 4,887       $ 4,966

         Healthcare services.......       2,464         2,491         2,555

         Development fees..........         150           700         1,004
                                         ------        ------       -------

            Total revenues.........      $7,379        $8,078        $8,525


         Senior living facilities provide a combination of housing, personalized support and healthcare services generally identified as INDEPENDENT LIVING, ASSISTED LIVING and SKILLED NURSING. INDEPENDENT LIVING facilities are designed to enable residents to live independently yet remain free from the chores of home ownership and concerns of daily life, such as transportation, meal preparation, personal security and housekeeping. ASSISTED LIVING facilities offer a combination of housing and personal care and healthcare services designed to respond to the individual needs of those who require help with the activities of daily living but are not sick or bedridden. SKILLED NURSING facilities are for those residents who require extensive care. A continuing care retirement community ("CCRC") provides all three levels of services (independent living, assisted living and skilled nursing) in the same facility, whereas other facilities, known as congregate care facilities, provide only independent living and assisted living services.

         The Registrant currently owns and manages three properties (Hillside Terrace, Olds Manor and The Whitcomb) and manages a fourth property, The Whittier, which is owned by Vanguard. Upon the successful completion of the Offerings, the Registrant will own and manage an additional property, Harvest Village, a 360-unit senior living facility located in Atco, New Jersey ("Harvest Village"). See "--Proposed Acquisition." The five properties mentioned above are hereinafter referred to collectively as the "Initial Properties."

         Two of the Initial Properties are independent living facilities with assisted living services, as required, provided by outside homecare agencies of the residents' choice, and the remaining three Initial Properties are CCRCs. The Initial Properties contain 1,071 apartments and nursing units. Additionally, the Registrant is in the process of developing, acquiring or leasing for itself or on behalf of others, eight facilities expected to contain approximately 780 apartments and nursing units. One of these facilities (containing 201 apartment and nursing units) is currently under construction, and two others (containing 168 apartment units) have received zoning approval; two proposed facilities are in the zoning process and three are subject to acquisition or lease agreements. Of the eight properties, one is a CCRC, six are assisted living facilities and one is an expansion at one of the Initial Properties to add 64 independent living units. The Registrant's three-year expansion objective is to develop principally for others at least 24 senior living facilities, consisting of 20 assisted living facilities and four CCRCs with an estimated aggregate capacity of approximately 3,000 units. The purchase of nine other sites for the development of senior living facilities are currently being negotiated.

         As residents of senior living facilities "age-in-place," they generally require more assistance. In each of the Registrant's currently owned and/or managed senior living facilities, a significant shift in the needs of residents from independent living services to assisted living services has taken place, and to accommodate residents, the Registrant is in the initial stages, subject to regulatory approval, of converting a number of its independent living apartments in each of the Initial Properties to assisted living units.

         The Registrant's growth objective is to capitalize on the experience of its management team in the senior living industry and on the growing demand for senior living facilities as an increasingly preferred lifestyle for the elderly by (i) providing a full range of high-quality personalized resident care and services; (ii) pursuing development opportunities for itself or on behalf of others; and (iii) acquiring properties in the open market or through the exercise of purchase options obtained in the development process.

         The Registrant believes that its business will benefit in the foreseeable future from significant trends affecting the long-term care industry, including an increase in the demand for senior care resulting from the aging of the U.S. population, efforts to contain healthcare costs by both the public and private sector and the increasing financial net worth of the senior population which makes the senior living facility an available option to a broader market. The Registrant believes that these trends will result in increasing demand for senior living facilities that generally offer a more secure, trouble-free environment and improved quality of life.

PROPOSED ACQUISITION

         On April 19, 1996, the Registrant entered into an agreement, as amended, to purchase Harvest Village from Harvest Village Partners, L.P., a Delaware limited partnership ("Harvest Partners") and an affiliate of Vanguard. The purchase by the Registrant of Harvest Village is contingent upon certain events, including the consummation of the Offerings and the satisfaction of the Harvest Village construction loan mortgage. The purchase price for Harvest Village is $17,400,000, consisting of (i) $13,500,000 cash (which may include the assumption of a first mortgage in the amount of $12,500,000) and (ii) the assignment to Vanguard of a promissory note in the amount of $7,481,953 due to the Registrant from Gateway Communities, Inc. ("Gateway"), a 501(c)(3) organization (as hereinafter defined) organized under Michigan not-for-profit corporation law, the lessee of Harvest Village from Harvest Partners, and the cancellation of $6,094,000 of debt owed to the Registrant by Vanguard, which the parties, based upon an appraisal, have deemed to collectively have a stipulated value of $3,900,000. In addition, Harvest Partners will assign the lease with Gateway to the Registrant. The Registrant will enter into a management contract with Gateway to operate and manage Harvest Village, subject to the consummation of the Offerings. The Registrant will have an option to terminate Gateway's lease in exchange for a sum equal to the fair value of the lease. The Registrant does not anticipate exercising this option until Harvest Village has attained a stabilized occupancy rate in excess of 90%.

BUSINESS STRATEGY

         GENERAL.   The  Registrant's   business  strategy  is  based  upon  the
experience of its management team in the senior living industry and on the growing demand for senior living facilities as an increasingly preferred life style for the elderly. The Registrant intends to capitalize on these two factors by (i) providing a full range of high-quality personalized resident care and services; (ii) pursuing development opportunities for itself or on behalf of others; and (iii) acquiring properties in the open market or through the exercise of purchase options obtained in the development process.

         PERSONALIZED RESIDENT CARE AND SERVICES. The Registrant believes that income qualified elderly would choose residential CCRCs and assisted living facilities over skilled nursing facilities when given the choice. The Registrant believes that the elderly would choose the residential assisted living facility alternative because of the significant quality of life advantages which they offer. Consequently, providing a high quality of life for its residents in a safe, healthy and secure environment is the foundation of the Registrant's business strategy.

         In furtherance of this strategy, the Registrant has structured its senior living facilities to offer residents a supportive, "home-like" setting and availability of assistance with activities of daily living ("ADLs"). Its facilities are, in many respects, similar to conventional apartment living with enhanced services allowing residents a more independent and social lifestyle than they would receive in a skilled nursing facility or, in most cases, at home. At the same time, support is provided in a manner sufficient to meet residents' requirements. General services in the Registrant's residences include the provision of three meals per day, laundry, housekeeping and maintenance. Available support services include personal and routine nursing care, social and recreational services and transportation. Personal care includes assistance with activities such as bathing, dressing, personal hygiene, grooming, and eating and ambulating. The Registrant also provides or makes available routine nursing services (in addition to its skilled nursing facility services), entertainment, banking and shopping. Generally, however, the Registrant is able to tailor the changing needs of its residents through the use of individual service contracts and flexible staffing patterns.

         DEVELOPMENT OPPORTUNITIES. Operating revenues and management fees are generally stable once a facility is fully occupied. At that point, growth in revenue of the Registrant becomes dependent upon development and management fees received through the development and management of additional senior living facilities on behalf of others. Consequently, the second part of the Registrant's business strategy is to increase the number of senior living facilities it develops and manages for itself or on behalf of others, in part through a strategy whereby the Registrant may enter into an agreement with an unaffiliated third-party entity, which may be a not-for-profit organization exempt from federal income taxes under ss. 501(c)(3) of the Internal Revenue Code of 1986, as amended (the "Code") (a "501(c)(3) organization"), to develop a senior living facility for such entity. The Registrant would generally attempt to obtain a management agreement to operate the facility upon its completion as well as a fair market value option to purchase the facility at a future time. Through this type of transaction, if the unaffiliated entity is adequately financed, the Registrant would not incur the start-up development costs and operating losses typically associated with the development and initial operation of a senior living facility because the Registrant would not be the owner. However, prior to entering into such agreement, the Registrant may incur certain initial expenses associated with its site selection process. The Registrant would earn a development fee for the development of the senior living facility and a management fee for its operation and might exercise its option, if any, to purchase the senior living facility. The unaffiliated third-party entity (which would often be a 501(c)(3) organization) would benefit through the attainment of a turnkey senior living facility. There can be no assurance that a 501(c)(3) organization will be willing to enter into such a contractual arrangement, and moreover, there can be no assurance that this form of transaction for a 501(c)(3) organization will withstand regulatory challenge. To date, neither the Registrant nor any of the 501(c)(3) organizations involved with Vanguard or the Registrant has received any inquiry or comment from any regulatory authority with respect to its contractual arrangements with 501(c)(3) organizations.

         The  Registrant's  development  program  will  initially  focus on site selection  and  residence  size,  both of  which  the  Registrant  believes  are
essential  to  the  success  of  its  development   projects.  In  evaluating  a
prospective development site, the Registrant will consider primarily the strength of the market demand and the ability to maximize the efficiency of its management resources in a specific market or "cluster." Accordingly, the Registrant intends to select sites so that it can strategically place three to five senior living facilities within a 200-mile radius, creating a regional cluster of senior living facilities. The Registrant believes that the clustering concept will allow it to reduce costs by sharing certain management, marketing and operational resources within the regional cluster. The Registrant intends to locate its assisted living facilities in well-established residential neighborhoods in communities where the population typically ranges from 40,000 to 100,000 people. The size of a typical community for a CCRC would generally be somewhat larger, ranging between 100,000 and 500,000 people. The Registrant intends to pursue the development of senior living facilities in communities that show a strong need for senior living services and a higher than average percentage of middle-aged or elderly individuals. Other factors that are considered in the site selection process include the level of competition, the local labor market, the state and local legislative and regulatory environment and the presence of strong community support for senior living facilities.

         Once a site is selected, the Registrant may either advance funds to the unaffiliated third-party owner of the facility, which funds would be secured by the assets of the unaffiliated third-party entity acquired with the advanced funds, principally the land for the proposed facility, or expend funds itself, on behalf of the third parties. To the extent such advances are not secured by land, they will be reserved as uncollectible until the unaffiliated entity can repay the advances. The Registrant will be limited pursuant to the terms of the Notes to be offered in the Notes Offering to advance no more than $1.5 million for any one senior living facility. While these advances may at times consist of the Registrant's working capital (including the proceeds from the Offerings), the Registrant may also seek to arrange, through Vanguard or other sources, short term financing to satisfy the project's initial funding requirements. The Registrant may set up a special purpose wholly-owned subsidiary which would issue the debt, which debt may then be convertible into the Registrant's Common Stock. It is intended that these advances would be repaid from the proceeds of construction financing arranged by the Registrant on behalf of the unaffiliated third-party entity. The Registrant may be restricted from recording as a receivable any advances to the unaffiliated third-party entity under certain circumstances. The Registrant would then, pursuant to project development agreements, act as the project developer for what would typically be a development fee of 7.5 percent of the project's soft and hard costs. Once the project is completed, the Registrant may act as the manager of the facility pursuant to a management agreement, which would provide for a management fee of between four and five percent of the facility's gross revenue, depending on the type of facility.

         ACQUISITION OF PROPERTIES. In addition to the development and management of senior living facilities for third parties, the Registrant may acquire existing senior living facilities. These acquisitions may be effected either through the exercise of a purchase option obtained on properties which the Registrant had developed for third parties or through acquisitions in the open market.

         When a facility managed by the Registrant attains a level of profitability after the payment of debt service and management fees (usually after stabilized occupancy in excess of 90% and at times lower depending on the level of debt service) and the Registrant has a purchase option, the exercise of the Registrant's option will be considered.

SERVICES AND AMENITIES

         GENERAL. The Registrant's senior living facilities offer residents a supportive, "home-like" setting and availability of assistance with ADLs. The independent and assisted living community is very similar in many respects to conventional apartment living with enhanced services allowing the residents to live independently but yet socialize in a safe environment. Residents are individuals who, for a variety of reasons, cannot live alone but do not typically need the 24-hour skilled medical care provided in skilled nursing facilities. Services provided or available to these residents are designed to respond to their individual needs and to improve their quality of life. This individualized assistance is available 24 hours a day, to meet both anticipated and unanticipated needs. General services in the Registrant's residences include the provision of three meals per day, laundry, housekeeping and maintenance. Available support services provided by facility staff or outside agencies include personal and routine nursing care, social and recreational services, transportation and special services needed by the resident. Personal care includes assistance with activities such as bathing, dressing, personal hygiene, grooming, as well as eating and ambulating assistance. Routine nursing services, which are made available and are provided according to the resident's individual need and state regulatory requirements, include assistance with taking medication, skin care and injections. Organized activities are available for social interaction and entertainment. Special services available include banking, grocery shopping and pet care. Although a typical package of basic services provided to a resident includes meals, housekeeping, laundry and personal care, the Registrant does not have a standard service package for all residents. Instead, it is able to accommodate the changing needs of its residents through the use of individual service contracts and flexible staffing patterns.

         As the Registrant's residents age, the level of care required by particular residents is expected to increase. The Registrant's multi-tiered rate structure for the services it provides is based upon the acuity of, or level of services needed by, each resident. Supplemental and specialized health and personal care services for those residents requiring 24-hour supervision or more extensive assistance with ADLs is provided to the residents by third-party providers who are reimbursed directly by the resident or a third-party payor (such as Medicaid or Medicare). In the event that a resident's acuity reaches a level such that the Registrant is unable to meet such resident's needs, the Registrant maintains relationships with local hospitals and skilled nursing facilities to facilitate a transfer of the resident. A resident of the Registrant's CCRCs would be transferred to the skilled nursing component at the facility.

         Amenities common to the Initial Properties include convenience stores, barber shops and beauty parlors, exercise and/or physical therapy rooms, pools, clubrooms, music rooms, card rooms, mail facilities, communal kitchen and dining areas, extensive recreational programs, including arts and crafts, day trips, parties, dinner dances, lectures, cards, pool tables, exercise classes, nature walks, movies, and other group activities, church services and healthcare monitoring. In addition, one of the Initial Properties, The Whittier, has a swimming pool.

         Special design features for independent and assisted living facilities include large bathrooms with easy-to-operate fixtures and roll-in showers, wide, barrier-free, well-lighted corridors, handicap access to all building interiors and exteriors, large storage spaces, emergency call systems, ramps and elevators (in addition to stairs), extensive signage, easy-to-operate kitchen appliances, abundant common areas with appropriate seating and centralized service areas. All of the Initial Properties have the features listed above, except only Hillside Terrace and Harvest Village have an emergency call system for all units; The Whitcomb, The Whittier and Olds Manor have emergency call systems for selective units only.

         Three of the Initial Properties have skilled nursing units. At the Registrant's other senior living facilities arrangements are made with home healthcare providers to fill most of the needs of those residents who require skilled nursing assistance when and if they become ill. Phoenix Lifecare Corp. ("Phoenix"), a not-for-profit entity managed by the Registrant, provides assisted living and home healthcare services to two of the Initial Properties (The Whitcomb and The Whittier) that are independent living facilities not licensed to provide assisted living or healthcare services.

         In connection with the Registrant's purchase of Harvest Village, Gateway, the current lessee of Harvest Village, will enter into a management agreement with the Registrant for the management of Harvest Village. The Registrant will have the right to terminate Gateway's lease for Harvest Village upon the payment to Gateway of the fair market value of the lease at the time of termination. In addition, Vanguard and Harvest Partners have agreed to lend Gateway $1.5 million for working capital purposes after the consummation of the Offerings.

REGISTRANT OPERATIONS

         MANAGEMENT. The day-to-day operations of each senior living facility are managed by an on-site administrator who is responsible for the overall operation of the senior living facility, including quality of care, marketing, social services and financial performance. The administrator is assisted by professional and non-professional personnel, some of whom may be independent providers or part-time personnel, including nurses, personal service assistants, maintenance and dietary personnel. The routine nursing services are provided by a nurse who is typically employed by the Registrant, subject to state regulatory requirements. The nursing hours vary depending on the residents' needs. The Registrant consults with outside providers, such as pharmacists and dieticians, for purposes of medication review, menu planning and responding to any special dietary needs of its residents. Personal care, dietary services, housekeeping and laundry services are performed primarily by personal service assistants who are full-time employees of the Registrant. In two of the Initial Properties, The Whitcomb and The Whittier, which are not licensed to provide personal care or nursing services, such services are provided by third-party contractors.

         The Registrant provides management services to each of its senior living facilities which include the development of operating standards and the provision of recruiting, training and accounting services. It is anticipated that, as the Registrant grows, it will establish regional offices that will include a regional manager to oversee six to ten senior living facilities. The regional manager will be responsible for monitoring and supervising all aspects of operations in the region, including reviewing and monitoring compliance with corporate policies and procedures and acting as a liaison between the senior living facilities and corporate headquarters.

         Presently, senior living facility personnel are supported by a corporate staff based at the Registrant's headquarters. Corporate personnel work with the on-site administrator with respect to the establishment of senior living facility goals and strategies, quality assurance oversight, development of Registrant policies and procedures, development and implementation of new programs, cash management and treasury functions, human resource management and development.

         The Registrant's executive team has been carefully selected based upon each member's knowledge and experience in the senior living field and related areas. The Registrant has sought talented self-starters who are capable of handling many aspects of the senior living business. The Registrant believes that a successful senior living facility is operationally related to the hotel/hospitality field and programmatically related to the residential/social model of healthcare.

         MARKETING. The Registrant's senior living facilities provide affordably priced housing, personalized support and healthcare services and primarily target private-pay residents. By targeting senior living facility development projects primarily in upper middle income communities and by maintaining competitive pricing, the Registrant believes it will be able to achieve high occupancy levels. The Registrant has found an effective niche in the upper middle income market between the high income prospect who can afford to obtain services at home and the low income prospect who cannot afford to live in the Registrant's senior living facilities.

         For its assisted living facilities, the Registrant targets senior citizens who, although generally ambulatory, need help with the ADLs. For instance, a typical prospective resident for the Registrant's assisted living facilities may not be eating properly, may not be taking medication properly or may be forgetful and need assistance with activities such as bathing, dressing, medication monitoring, transportation and diet monitoring. The Registrant's target market also includes senior citizens who are socially isolated or unable to perform housework, such as cooking, yardwork or home repairs or maintenance. The Registrant's strategy is to develop in each assisted living facility a setting with a wide range of related services provided to serve primarily those individuals whose care requirements fall between a typical nursing facility and the independent living provided in a private home or a congregate care facility. The Registrant assesses the level of need of each resident regularly.

         The marketing of independent living facilities is done through a combination of media and direct mail advertising, referrals from residents and various centers of influence (e.g., hospital administrators, religious leaders, service clubs, attorneys, accountants, bankers, etc.) and various types of social functions at a senior living facility. Marketing assisted living facilities is better accomplished through networking with major referral sources. During the rent-up stage of a project, the marketing staff would consist of a Director of Marketing, two sales persons, and a secretary. The senior living facility's administrator would also assist with special events and market-oriented social affairs. After the senior living facility is substantially rented, the staff can be reduced to a single or part-time Marketing Director and secretary.

PAYING FOR SENIOR LIVING CARE

         The residents of CCRCs and assisted living facilities or their families generally pay the cost of care from their own financial resources. Depending on the nature of an individual's health insurance program or long-term care insurance policy, the individual may receive reimbursement for the costs of care.

         Government payments for assisted living outside of a skilled nursing facility have been limited. Some state or local governments offer subsidies for rent or services for low income elderly. Others may provide subsidies in the form of additional payment for those who receive SSI payments. Medicaid provides reimbursement for certain financially or medically needy persons, regardless of age, and is funded jointly by federal, state and local governments. Medicaid reimbursement varies from state to state. According to the Report on Long-Term Care published in February 1994, only 11 states have Medicaid Waiver programs that allow them to pay for assisted living care. Without a Medicaid Waiver Program, states can only use federal Medicaid funds for care in skilled nursing facilities.

         Potential  residents  of Cottage  Grove Place and  Harvest  Village are required to pay an application fee upon submission of each application. At Harvest Village, for example, applicants are required to pay an application fee of $500 per residency agreement. Additionally, new residents are required to pay an entrance fee that ranges from $40,000 to $147,000. The specific amount is determined by (i) the type of residency agreement signed by each resident and
(ii) the size of the apartment that is chosen by the resident. Harvest Village has two different types of residency agreements. One is called the Return of
Capital  Residency  Agreement  the  other  is  entitled  Traditional   Residency
Agreement.

         The Return of Capital Residency Agreement allows the resident to be eligible for a partial reimbursement of up to 90% of the entrance fee, and upon the resident's death, the estate may be eligible for partial reimbursement of up to 90% of the entrance fee. Partial resident reimbursement is subject to deductions specified in the agreement and will be paid only after receipt of the proceeds paid by a new resident. Under the Return of Capital Residency Agreement, if a resident is permanently assigned to the healthcare center, the resident will pay a healthcare fee each month and 90% of the entrance fee will be amortized at 2% for each full or partial month the resident receives care in the healthcare center.

         Under the Traditional Residency Agreement admission payments are lower than under the Return of Capital Residency Agreement. Any refund of the entrance fee is determined by length of residency; amortization of the entrance fee for care in the healthcare center does not apply. If the resident is permanently assigned to the healthcare center the resident will pay the healthcare fee for each month or partial month. Amortization of the entrance fee does not apply. The resident is responsible for the cost of two additional meals or medical treatment, prescription drugs, prescribed therapy, nursing supplies and other medical miscellaneous supplies and services associated with medical treatment. The healthcare fee includes semi-private room, one meal per day and basic nursing care. There is an additional service fee when a second person shares a living unit.

GOVERNMENT REGULATION OF SENIOR LIVING FACILITIES

         In general, senior living facilities and healthcare services are subject to extensive government regulation. The senior living facilities owned and managed by the Registrant are subject to state regulation and licensing requirements and to CON or similar statutes under which a proposed operator must demonstrate public need for skilled nursing beds or assisted living units and satisfy other criteria. The operators of those facilities must also comply with any cost reporting or other reporting requirements imposed by the Medicaid program as well as any reimbursement limitations on amounts that may be charged to the program or to program beneficiaries. In order to qualify as a state licensed facility and, where applicable, qualify for Medicaid reimbursement and/or resident SSI supplemental payments, the senior living facilities owned and managed by the Registrant must comply with regulations that address, among other things, staffing, physical design, required services and resident characteristics. Such facilities are also subject to various local building codes and similar ordinances, including fire safety codes. These requirements vary from state to state and are monitored by varying state and local agencies.

         Currently, assisted living facilities are not regulated as such by the federal government. Current state requirements for assisted living providers in many states are typically less stringent than the requirements for skilled nursing facilities. Management anticipates that states that regulate assisted living facilities, to the extent they do not already do so, will require licensure as an assisted living facility and will establish varying requirements with respect to such licensure. The facilities that the Registrant intends to develop and manage in New York and Florida will apply for appropriate licensure. In addition, the Registrant expects that it, or the facilities that the Registrant manages, will obtain licenses in other states as required. Under current New York law, a public for-profit corporation such as the Registrant may own the land and buildings in which a nursing facility or assisted living facility (denoted under New York law as an "adult home") is located but is not eligible to be the licensed operator of the facility. It is anticipated, therefore, that a not-for-profit entity or other legally eligible person will be the licensed operator of the New York facilities and that the Registrant will enter into lease, management and/or other service contract arrangements with the licensee.

         The facilities owned and managed by the Registrant are subject to periodic survey or inspection by governmental authorities. From time to time, in the ordinary course of business a facility may be cited for one or more deficiencies which are typically addressed in a plan of correction by the facility. None of the Initial Properties is subject to any proceedings to revoke any of its licenses nor is the Registrant aware of any conditions that could reasonably lead to such proceedings. The Registrant believes that the Initial Properties are in substantial compliance with all applicable licensing, reimbursement and similar regulatory requirements.

         The Registrant and the facilities it manages are also subject to various state and federal "fraud and abuse" laws, including "anti-kickback" and "physician self-referral" laws. The federal "anti-kickback" law prohibits the knowing and willful solicitation, receipt or offering of any direct or indirect remuneration or consideration to induce or in exchange for referrals of patients or for the ordering of services covered by Medicaid or Medicare and certain other state healthcare programs. The federal "self-referral" law, known as the Stark II law, imposes restrictions on physician (and other licensed provider) referrals of patients for physical therapy, occupational therapy and certain other designated healthcare services, to certain entities with which the provider or any immediate family member has a financial relationship. Several states in which the Registrant operates or proposes to operate have similar "anti-kickback" and "self-referral" laws. In some cases, such state laws apply to a broader range of services and a broader class of payors. Penalties for violating existing fraud and abuse laws include civil monetary penalties, criminal sanctions and exclusion from the Medicare and Medicaid programs. The Registrant and/or the facilities managed by the Registrant have a variety of management and/or lease agreements with various entities to which or from which referrals may be made for healthcare services. In all such cases, the compensation received by Registrant or the facility under such agreements is for fair market value determined at arms-length and does not take into account the volume or value of referrals between the parties.

         The Registrant believes that its operations and those of the Initial Properties that the Registrant manages are in material compliance with such laws and regulations. The laws, rules and regulations which govern the Registrant, the Initial Properties and other persons with whom the Registrant has relationships are very broad and are subject to continuing change and interpretation. Thus, it is possible that certain of the past of present contractual arrangements or business practices of the Registrant or the Initial Properties might be challenged. No assurance can be given that the Registrant or the facilities managed by the Registrant will be able to obtain or maintain the CONs, licenses and approvals necessary to conduct their current or proposed businesses. Further, no assurance can be given that federal, state and local laws, rules and regulations will not be amended or interpreted so as to require the Registrant or a facility managed by the Registrant to change its contracts or practices or to obtain additional CONs, approvals or licenses to conduct its business as now conducted or as proposed to be conducted or that the Registrant or such facility will be able to obtain such CONs, approvals or licenses. The failure to obtain or maintain requisite CONs, licenses or approvals or to otherwise comply with existing or future laws, rules and regulations or interpretations thereof could have a material adverse effect on the Registrant's results of operations or financial condition.

COMPETITION

         The long-term care industry generally is highly competitive and the Registrant expects that the assisted living business in particular will become more competitive in the future. The Registrant will be competing with numerous other companies providing similar long-term care alternatives such as home health agencies, lifecare at home, community-based service programs, congregate care communities and convalescent centers. While there presently are few assisted living facilities existing in the markets the Registrant intends to serve, the Registrant expects that, as assisted living receives increased attention and the number of states which include assisted living in their Medicaid Waiver Program increases, competition will grow from new market entrants, including companies focusing primarily on assisted living. Nursing facilities that provide long-term care services are also a potential source of competition for the Registrant.

         Providers of senior living facilities compete for residents primarily on the basis of quality of care, price, reputation, physical appearance of the facilities, services offered, family preferences, physician referrals and location. Some of the Registrant's competitors are significantly larger than the Registrant and have, or may obtain, greater resources than those of the Registrant.

         The Registrant believes that the rate at which competition will grow in the CCRC industry market will be slower than assisted living facilities because of the increased difficulty of locating larger sites, obtaining financing for this type of project and the longer rent-up periods for CCRCs. The Registrant expects that its major competitors will be other long-term care facilities within the same geographic area as the Registrant's facilities because management's experience indicates that senior citizens who move into senior living facilities frequently choose communities near their homes.

EMPLOYEES

         The Registrant has approximately 250 employees of whom approximately 147 are full-time employees.

Item 2.  PROPERTIES.

         The table below sets forth certain information regarding the Initial Properties as of October 31, 1996.

                                                 Years     Independent   Assisted     Skilled      Occupancy Rate(%)
        Name and Location         Year Built   Renovated      Living      Living      Nursing        June 30, 1996
------------------------------    ----------   ---------   -----------  ----------   ----------    -----------------
PROPERTIES OWNED:

Hillside Terrace, Ann Arbor, MI      1969        1994          66           9           23             99

Olds Manor, Grand Rapids, MI         1920s       1964,         97          55           44             97
                                                 1970

The Whitcomb, St. Joseph, MI         1928        1973,        102          34(1)        --             96
                                                 1989



TO BE ACQUIRED:

Harvest Village, Atco, NJ(2)         1989                     300          --           60             58



MANAGED ONLY PROPERTY:

The Whittier, Detroit, MI(3)         1920s       1972,        229          52(1)        --             56
                                                 1989
                                                              ---         ---          ---
                                                              794         150          127

(1) Assisted living units at The Whitcomb and The Whittier are independent living apartments with assisted living services provided by outside homecare agencies.

(2) In connection with the Registrant's purchase of Harvest Village, Gateway, the current lessee of Harvest Village, will enter into a management agreement with the Registrant for the management of Harvest Village. The Registrant will have the right to terminate Gateway's lease for Harvest Village upon the payment to Gateway of the fair market value of the lease at the time of termination. The fair market value of the lease at the time of termination will be determined by a panel of three real estate appraisers, one selected by Harvest
         Partners, one selected by Gateway and the third selected by the other two appraisers. The panel of three real estate appraisers will be unaffiliated with Harvest Partners, Gateway or the Registrant.

(3) Owned by Vanguard and managed by the Registrant. The Registrant has an option to purchase The Whittier at the lesser of (i) its appraised fair market value, but not less than the outstanding balance of the first mortgage encumbering the facility, and (ii) (a) the amount of its current mortgage debt, (b) accrued management fees payable, (c) amounts paid by Vanguard or Whittier Towers, Inc. on or after April 1, 1996 for capital improvements, (d) sums spent by Vanguard on or after April 1, 1996 to fund negative cash flow of Whittier Towers, Inc. and (e) interest on (c) and (d) at 12% per annum.

         HILLSIDE TERRACE. Hillside Terrace is a CCRC located in Ann Arbor, Michigan, approximately 30 miles from Detroit. The facility is located 1.5 miles from downtown Ann Arbor, the main business district and home to the University of Michigan, which enables residents to attend nearby cultural and athletic events. Hillside Terrace was built in 1969 and was renovated in 1994. The facility currently has 75 apartment units and 23 nursing beds, and a 64-unit expansion has been approved by the city of Ann Arbor. This will facilitate the conversion of a majority of the existing independent living apartment units to assisted living units.

         OLDS MANOR. Olds Manor is a CCRC located in Grand Rapids, Michigan. Olds Manor was built as a hotel in the 1920s, but was renovated in the 1960s for use as a retirement center and nursing facility. Olds Manor borders the central business district of Grand Rapids, adjacent to the Post Office and across the street from city and county administrative offices. It has 97 apartment units, 55 assisted living units and 44 skilled nursing beds.

         THE WHITCOMB. The Whitcomb is an independent living facility with assisted living services, as required, provided by the outside homecare agencies of the residents' choice, located in downtown St. Joseph, Michigan, which is on Lake Michigan at the mouth of the St. Joseph River. St. Joseph's population, approximately 80,000 residents, and proximity to four cosmopolitan cities, make The Whitcomb accessible to a large population and secondary market. St. Joseph is 85 miles from Chicago, 195 miles from Detroit, 80 miles from Grand Rapids, Michigan and 35 miles from South Bend, Indiana. The Whitcomb, formerly a hotel, was built in 1928. It was renovated in 1973 and in 1989 and has 136 apartments.

         HARVEST VILLAGE. Harvest Village is a congregate care facility located in Atco, New Jersey. With respect to the Registrant's proposed acquisition of Harvest Village, the Registrant believes that Harvest Village's occupancy and its profitability can be improved as a result of several significant factors, including: (i) the removal of the present risk of foreclosure of the construction loan (due September 30, 1996), which has negatively impacted sales over the past three years because prospective residents have been reluctant to commit resources to a potentially unstable situation, and (ii) the conversion of an independent living wing to a 52 unit assisted living facility. The Registrant believes that removing the financial uncertainty and the assisted living conversion will accelerate the increase of Harvest Village's occupancy level and improve its operating net income and cash flow. In any event, the Registrant believes that the purchase price at which it will acquire Harvest Village is substantially lower than its current market value of $24,700,000 based upon a recent appraisal. The appraisal does not represent the current market value of the facility "as is," but assumes, among other things, the conversion of the facility to its highest and best use, that of a retirement facility comprised of 264 independent living units, 52 assisted living rental units and 60 skilled nursing beds which is the use for the facility planned by the Registrant. In addition, the appraisal considered the eventual improvement in public perception upon the refinancing of its current debt and management of the facility by the Registrant. The purchase price ($17.4 million) breaks down to an average per unit cost of $48,333 for the 360 apartments and licensed nursing beds located at the facility. This is significantly under the national average of $69,892 for a CCRC unit and approximately 50 percent of the cost of developing and constructing the facility. Moreover, after the conversion of one of the 36 apartment unit wings to 51 assisted living apartment units, Harvest Village will still have 100 remaining saleable apartment units at an average cost of approximately $ 100,000 per unit ($ 10 million), or approximately $60,000 per unit ($6 million) if all units are sold pursuant to a Traditional Residency Agreement, which can be used to augment the facility's cash flow. Finally, when Harvest Village was originally constructed during the late 1980s, the population density in its primary market area was significantly lower than the present population density.

         In connection with the Registrant's purchase of Harvest Village, Gateway, the current lessee of Harvest Village, will enter into a management agreement with the Registrant for the management of Harvest Village. The Registrant will have the right to terminate Gateway's lease for Harvest Village upon the payment to Gateway of the fair market value of the lease at the time of termination.

         THE WHITTIER. The Whittier is an independent living facility with assisted living services, as required, provided by outside homecare agencies of the residents' choice, located in Detroit and has experienced a decline in its occupancy over the last several years as a result of local demographic changes. However, the Registrant has instituted a number of changes consisting of, among other things, shifting the operational focus to assisted living and changing the target market, which now targets the upper middle income, retired, African-American community. These changes have resulted in a significant improvement in The Whittier's occupancy during the last eight months, increasing from a low of 130 apartments as of October 31, 1995 to the current level of 160 in June 30, 1996, which represents an eight-month increase of 23 percent. The Registrant has reason to believe that The Whittier will break even after operating expenses and debt service upon attaining an occupancy level of 180 residents. Thereafter, profitability can be expected to increase at an increasing rate as The Whittier's occupancy expands, after which the Registrant's option to purchase the facility pursuant to the terms of its purchase option can be exercised, subject to the terms of the Notes, which limit the Registrant's ability to exercise its option.

PROJECTS IN DEVELOPMENT

         To provide the appropriate level of personal care efficiently and economically, the Registrant intends to develop for itself or on behalf of others, or acquire assisted living facilities generally ranging in size from 80 to 120 units. The Registrant has developed a prototype assisted living facility. It is anticipated that the prototype assisted living facility will be built on its Hollywood, Florida, Huntington, New York and Stroudsburg, Pennsylvania sites as well as on other qualified sites presently being negotiated. Each assisted living facility will generally be built on a parcel of land ranging in size from 3 to 10 acres and will contain approximately 70,000 to 105,000 square feet. Approximately 40 percent of the building will be devoted to common areas and amenities, including reading rooms, family or living rooms and other areas designed to promote social interaction among residents. These areas will be located primarily in a basic central core structure which is essentially repeatable in all of the Registrant's proposed facilities. Modular wings of similar design are added to the central core, depending upon the size of the facility. The building is usually two or three stories and of either steel frame or masonry construction built to institutional healthcare standards but strongly residential in appearance. The interior layout is designed to promote a "home-like" environment, efficient delivery of resident care and resident independence. Each residential unit will be between approximately 375 to 550 square feet and is expected to cost approximately $60,000 to $90,000 to construct, depending upon construction costs which vary from state to state.

         Resident units in the Registrant's prototype assisted living facility are functionally arranged in eight to twelve apartment clusters surrounding a "neighborhood" living area in order to foster social interaction between residents. The Registrant's prototype may be configured with several different types of resident units, including a mix of one- and two-bedroom suites and large studio or alcove apartments. All units have a small kitchen and roll-in showers for easy wheelchair access. The ground level typically contains a kitchen and common dining area, administrative offices, exercise or physical therapy room, arts and crafts, beauty salon, laundry room, a private dining room, library, living room, and TV room. Typically, one floor or one or two wings of a facility contain resident units and common areas, including separate dining facilities, specifically designed to serve residents with cognitive impairments (e.g., Alzheimer's disease) or other special needs.

         CCRCs will generally be built on a parcel of land ranging from 10 to 30 acres and will contain from 150 to 200 units with an average size independent living unit of between 900 and 1,000 square feet. The cost will average between $100,000 and $200,000 per independent living unit. Each CCRC will be tailored to the specific needs of each site selected.

         The following table sets forth certain information regarding sites and facilities that are either owned, under construction or are subject to development, management or purchase contracts as of October 31, 1996:


                                               Number of Units
                            ---------------------------------------------------
                            Independent            Assisted             Skilled
        Name                  Living                Living              Nursing
        ----                  ------                ------              -------

Cottage Grove Place,            135                   50                   16
Cedar Rapids, IA(a)

Presidential Place,             --                   104                   --
Hollywood, FL(b)(c)

Camelot Village,                --                   132                   --
Huntington, NY(b)(d)

Orchard Terrace,                64                    --                   --
Ann Arbor, MI(c)(e)

Camelot Village,                --                    80                   --
Stroudsburg, PA(b)(d)

Camelot Village,                --                    80                   --
Columbus, IN(f)

Home Place,                     --                    60                   --
Indianapolis, IN(g)

Sanders Glen,                   --                    69                   --
Westfield, IN(g)

(a)      A  201-unit  CCRC  being  developed  by  the  Registrant   pursuant  to
         development   and   management    agreements   with   an   unaffiliated
         not-for-profit entity. Initial occupancy commenced October 15, 1996.

(b) The Registrant has entered into development and management agreements and has a purchase option on this proposed senior living facility.

(c) Zoning approval has been obtained, and the Registrant is awaiting Federal Housing Administration financing approval.

(d)      Zoning approval is in the process of being obtained.

(e) This site is owned by the Registrant and is being used to expand Hillside Terrace by 64 independent living units. Upon completion, the Registrant will convert 66 of Hillside Terrace's independent living units into assisted living units. The commencement of construction is contingent upon financing which the Registrant expects to arrange within the next nine months. Completion is anticipated in Fall 1998.

(f) The Registrant has entered into a letter of intent to develop a senior living facility on this site.

(g) The Registrant intends to lease this existing senior living facility following its proposed acquisition by an unaffiliated third party.

INDEBTEDNESS

         Upon the consummation of the Offerings, the Registrant's indebtedness for borrowed money will consist primarily of the mortgage loans described below (the "Mortgage Loans") and the Notes sold in the Notes Offering. See Note E to Consolidated Financial Statements. The Mortgage Loans encumber all of the Initial Properties.

         GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

         As of June 30, 1996, Hillside Terrace, Inc., a wholly-owned subsidiary of the Registrant and the owner of Hillside Terrace, was indebted to Great-West Life & Annuity Insurance Company ("GWL") in the aggregate principal amount of $2,250,700. Such indebtedness is secured by a first mortgage on Hillside Terrace. As of June 30, 1996, Whitcomb Tower Corp., a wholly-owned subsidiary of the Registrant and the owner of The Whitcomb, was indebted to GWL in the aggregate principal amount of $2,100,500. Such indebtedness is secured by a first mortgage on The Whitcomb. The payment of principal and interest on each of the foregoing first mortgages has been guaranteed by Vanguard. In addition, as of June 30, 1996, Whittier Towers, Inc., a wholly-owned subsidiary of Vanguard and the owner of The Whittier, was indebted to GWL in the aggregate principal amount of $4,087,500. Such indebtedness is secured by a first mortgage on The Whittier. Each of the foregoing first mortgages bears interest at 7.5% per annum and is due April 30, 1997. The first mortgage encumbering The Whittier provides that a default under such loan is also a default under both of the first mortgages encumbering Hillside Terrace and The Whitcomb. Consequently, a default under the first mortgage encumbering The Whittier could result in the foreclosure of Hillside Terrace and The Whitcomb.

         Under the Second Amendment to Mortgage and Security Agreements with GWL, dated as of September 1, 1994, in the event that any of Whittier Towers, Inc., Whitcomb Tower Corp., or Hillside Terrace, Inc. sells, conveys, transfers, pledges or further encumbers its property without the prior written consent of GWL, then GWL has the right to declare due and payable the entire balance of the unpaid principal with accrued and unpaid interest due thereon, plus the prepayment premium provided in the promissory note related to its mortgage.

         In the event that Olds Manor, Inc., a wholly-owned subsidiary of the Registrant and the owner of Olds Manor sells, conveys, transfers, pledges or further encumbers its property without the prior written consent of GWL, then GWL shall have the right, at its option, to declare forthwith due and payable the entire balance of the unpaid principal with accrued and unpaid interest thereon, plus the prepayment premium provided in the promissory notes executed by Hillside Terrace, Inc., Whittier Towers, Inc. and Whitcomb Tower Corp.

         OLD KENT BANK

         As of June 30, 1996, Olds Manor, Inc., a wholly-owned subsidiary of the Registrant and the owner of Olds Manor, was indebted to Old Kent Bank ("Old Kent") in the aggregate principal amount of $243,947. Such indebtedness is secured by a first mortgage lien on Olds Manor. The foregoing loan bears interest at Old Kent's prime rate plus one percent per annum (9 1/4% per annum as of August 31, 1996) and is due August 7, 2001.

         Under a Negative Pledge Agreement dated as of September 1, 1994, between Olds Manor, Inc. and GWL, Olds Manor, Inc. agreed that prior to the date on which the loans of GWL to Whittier Towers, Inc., Whitcomb Tower Corp. and Hillside Terrace, Inc. are repaid in full, Olds Manor, Inc. will not, without the prior written consent of GWL, assign, transfer, sell, convey, mortgage, pledge, hypothecate, or otherwise dispose of or encumber Olds Manor, any interest therein or any portion thereof.

         OLDS MANOR MORTGAGE TRUST

         As of June 30, 1996, Olds Manor, Inc. was indebted to Olds Manor Mortgage Trust in the aggregate principal amount of $360,000. Such obligation is secured by a convertible mortgage on Olds Manor that is subordinate to the first mortgage on Olds Manor held by Old Kent to a maximum amount of $436,459 and a second mortgage on Olds Manor held by Citibank, N.A. ("Citibank") and Lloyds Bank Plc ("Lloyds") to a maximum amount of $1,400,000. The foregoing loan bears interest at prime rate of Citibank plus three percent per annum (11 1/4% per annum as of August 31, 1996), is due May 31, 2000 and is convertible at any time prior to repayment into 51,873 shares of Common Stock, subject to adjustment (the "Olds Manor Note"). The Registrant is the guarantor of the Olds Manor Note.

         WHITCOMB MORTGAGE TRUST

         As of June 30, 1996, Whitcomb Tower Corp. was indebted to The Whitcomb Mortgage Trust in the aggregate principal amount of $850,000. Such obligation is secured by a convertible mortgage on The Whitcomb that is subordinate to the first mortgage on The Whitcomb held by GWL and prior and superior to a mortgage on Whitcomb Tower held by Citibank and Lloyds. The foregoing loan bears interest at prime rate of Citibank plus three percent per annum (11 1/4% per annum as of August 31, 1996), is due March 31,1999 and is convertible at any time prior to repayment into 117,729 shares of Common Stock, subject to adjustment (the "Whitcomb Tower Note"). The Registrant is guarantor of the Whitcomb Tower Note.

         SEVEN PERCENT PROMISSORY NOTES

         During 1993 and 1994, the Registrant issued and sold $795,000 aggregate principal amount of Seven Percent Promissory Notes due December 31, 2000 (the "7% Notes"). As of September 20, 1996, the outstanding principal amount of the 7% Notes was currently convertible into 21,274 shares of Common Stock.

         CITIBANK, N.A. AND LLOYDS BANK PLC

         Citibank and Lloyds hold a second mortgage on Olds Manor in the amount of $1,400,000 and a consolidated mortgage in the amount of $1,000,000 on The Whittier, The Whitcomb and Hillside Terrace securing Vanguard's $6,350,000 guarantee of a construction loan in connection with Harvest Village. In addition, as of June 30, 1996, Vanguard had pledged 1,340,573 shares of Common Stock it owns as security for its guarantee. In connection with the consummation of the Offerings and the acquisition of Harvest Village, the construction loan encumbering Harvest Village will be repaid and the Citibank and Lloyds mortgages on Olds Manor, The Whittier, The Whitcomb and Hillside Terrace will terminate.


Item 3. LEGAL PROCEEDINGS. The Registrant is not a party to any material legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Not applicable.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  (a) Market Information. There is currently no public market for the equity securities of the Registrant.

                  (b) Holders.


                                          Approximate Number of Record
            Title of Class             Holders (as of September 30, 1996)
            --------------             ----------------------------------

Common Stock, Par Value $.01 Per Share                800


                  (c) Dividends. The Registrant has not paid any cash dividends on the Common Stock since its inception and the Board of Directors does not anticipate declaring any cash dividends on the Common Stock in the foreseeable future. The Registrant currently intends to utilize any earnings it may achieve for the development of its business (including the acquisition or development of other senior living facilities) and working capital purposes. In addition, certain provisions of existing indebtedness of the Registrant limit, and the terms of the Notes will limit, future indebtedness of the Registrant as well as the Registrant's ability to pay cash dividends.


Item 6.  SELECTED FINANCIAL DATA.

                                                                 Fiscal Year Ended March 31,
                                          -----------------------------------------------------------------------
                                             1992           1993           1994           1995           1996
                                          -----------    -----------    -----------    -----------    -----------

STATEMENT OF OPERATIONS DATA:                               (In thousands, except per share amounts)
   Revenues:

         Resident services ............   $     4,589    $     4,698    $     4,765    $     4,887    $     4,966

         Healthcare services ..........         2,184          2,252          2,464          2,491          2,555

         Management fees ..............           202           --             --             --             --

         Development fees .............          --             --              150            700          1,004
                                          -----------    -----------    -----------    -----------    -----------

            Total revenues ............         6,975          6,950          7,379          8,078          8,525
                                          -----------    -----------    -----------    -----------    -----------

   Expenses:

         Residence operating expenses .         4,791          5,064          5,372          5,595          5,913

         General and administrative
         expenses .....................           579            585            606            503            414

         Depreciation and amortization            529            551            549            565            378

         Provision for loss on advances
         to affiliates ................         1,715          1,662            829          1,651            296
                                          -----------    -----------    -----------    -----------    -----------

            Total expenses ............         7,614          7,862          7,356          8,314          7,001
                                          -----------    -----------    -----------    -----------    -----------

   Income (loss) from operations ......          (639)          (912)            23           (236)         1,524

Other income (expense):

   Interest (expense) net .............          (622)          (613)          (750)          (623)          (601)

   Other income .......................           255            251            145            232            109
                                          -----------    -----------    -----------    -----------    -----------

Income (loss) before income taxes .....        (1,006)        (1,274)          (582)          (627)         1,032

   Income taxes .......................          --             --             --             --              420
                                          -----------    -----------    -----------    -----------    -----------

   Net income (loss) ..................   $    (1,006)   $    (1,274)   $      (582)   $      (627)   $       612
                                          ===========    ===========    ===========    ===========    ===========

   Earnings (loss) per share (1) ......   $      (.41)   $      (.54)   $      (.24)   $      (.27)   $       .51
                                          ===========    ===========    ===========    ===========    ===========

Weighted average common shares and
equivalents outstanding (1) ...........     2,458,925      2,339,533      2,443,974      2,355,077      1,199,146

                                                                  March 31, 1996
                                                                  --------------
BALANCE SHEET DATA:                                                   Actual
                                                                    ----------

         Deficit and working capital...........................        $(100)

         Total assets..........................................         6,088

         Long term debt, excluding current portion:

            Convertible mortgages and notes....................         2,616

            Other debt.........................................         4,557

         Stockholders' deficiency..............................       (3,328)

-----------------

(1) The weighted average number of shares of Common Stock and equivalents outstanding at March 31, 1996 and June 30, 1996 give effect to the cancellation by the Registrant in March 1995 of 1,200,000 shares of Common Stock held by Vanguard. See Note I of Notes to Consolidated Financial Statements. Fully diluted earnings per share are not presented as the effect would be anti-dilutive. In addition, excluded for all periods presented, from the weighted average number of common shares and common equivalent shares are certain shares owned by Vanguard which are to be held in escrow pursuant to an agreement to be entered into in connection with the Registrant's proposed public offering. See Note A to Consolidated Financial Statements.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Registrant is a long-term care provider that owns, manages and develops for itself or on behalf of others senior living facilities. For the fiscal year ended March 31, 1996, the Registrant had revenues of approximately $8.5 million and income from operations of approximately $1.5 million.

         Three of the Initial Properties, Hillside Terrace, Olds Manor and The Whitcomb, presently have a high average occupancy rate and are profitable operations. The fourth Initial Property, known as The Whittier, which is owned by Vanguard and managed by the Registrant, is located in Detroit and has experienced a decline in its occupancy over the last several years as a result of local demographic changes. However, the Registrant has instituted a number of changes consisting of, among other things, shifting the operational focus to assisted living and changing the target market, which now targets the upper middle income, retired, African-American community. These changes resulted in a significant improvement in The Whittier's occupancy during the last eight months, increasing from a low of 130 apartments as of October 31, 1995 to 160 as of June 30, 1996, representing an eight-month increase of 23 percent. The Registrant believes that at an occupancy level of 180 residents The Whittier will generate sufficient revenues to cover operating expenses and debt service. The Registrant's approach in this and other underperforming senior living facilities is to obtain a management contract, without incurring the corresponding losses and risks inherent in turnaround situations but, nevertheless, obtaining a fair market value purchase option to acquire the property at some future date.

         The  Registrant's  two primary  sources of revenue are:  (i)  operating revenue and management fees from senior living facilities owned by the Registrant and managed by the Registrant, respectively, and (ii) development fees from unaffiliated third parties for senior living facilities in development.

         INCOME FROM OWNED PROPERTIES. When a facility managed by the Registrant attains a level of profitability after the payment of debt service and management fees and the Registrant has a purchase option, the exercise of the Registrant's option, if any, will generally be considered. The Registrant's income from facilities that have attained a level of profitability, usually after stabilized occupancy in excess of 90 percent and at times lower depending upon the level of debt service, will generally increase at an increasing rate as occupancy increases above the breakeven point. The Registrant expects that the operating income of a typical facility, once it has attained a 90 percent average occupancy rate, is approximately 40 percent of gross revenue.

         MANAGEMENT FEES. The Registrant's typical management agreement calls for a management fee between four and five percent of the facility's gross revenue. In addition, where the Registrant provides data processing services, an additional one percent fee would be charged. These fees are paid on a monthly basis.

         DEVELOPMENT FEES. The Registrant's project development agreements generally call for a development fee of 7.5 percent of the project's hard and soft construction cost. This fee is generally paid over a three-year period in the case of assisted living projects and a four-year period for CCRCs with installments triggered by various benchmark events during the course of development, construction and occupancy fill-up. With the number of development projects expected to increase to approximately 10 projects per year by the third year, development fee revenue can be expected to represent a major component of the future revenue and profitability of the Registrant. While the profit margins on development fee revenue are high, the nature of this revenue is more episodic and less reliable than operational and management fee revenue due to external factors beyond the control of the Registrant such as market factors relating to site acquisition and regulatory factors impacting zoning and licensing approvals. The recognition by the Registrant of development fees will generally be contingent upon the completion of construction financing, therefore the Registrant's quarterly recognition of development fee revenue can vary materially from quarter to quarter.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial information derived from the Registrant's consolidated statement of operations. There can be no assurance that trends in sales growth or operating results will continue in the future.

                                                                                              Percentage Change
                                                       Fiscal Year Ended March 31,           Increase (Decrease)
                                                       ---------------------------           -------------------
                                                    1994           1995          1996      1994-1995    1995-1996
                                                    ----           ----          ----      ---------    ---------
Net revenues, as a percentage of total
revenues

   Resident services ......................          64.6%         60.5%         58.3%       (4.1)%       (2.2)%

   Healthcare services ....................          33.4          30.8          30.0        (2.6)         (.8)

   Development fees .......................           2.0           8.7          11.7         6.7          3.0
                                                    -----         -----         -----         ---         ----

Total revenues ............................         100.0%        100.0%        100.0%        --          --
                                                    =====         =====         =====         ===         ====

Expenses as a percentage of total revenues:

Resident operating expenses ...............          72.8%         69.3%         69.3%       (3.5)        --

General and administrative expenses .......           8.2           6.2           4.9        (2.0)        (1.3)%

Depreciation and amortization .............           7.4           7.0           4.4         (.4)        (2.6)

Provision for loss on (recovery of)
advances to affiliates ....................          11.3          20.4           3.5         9.1        (16.9)
                                                    -----         -----         -----         ---         ----

   Total expenses .........................          99.7         102.9          82.1         3.2        (20.8)
                                                    -----         -----         -----         ---         ----

   Income (loss) from operations ..........            .3          (2.9)         17.9         3.2         20.8

Other income (expense):

   Interest (expense) net .................         (10.2)         (7.7)         (7.1)       (2.5)          .6

   Other income ...........................           2.0           2.8           1.3         (.8)        (1.5)
                                                    -----         -----         -----         ---         ----

Income (loss) before income taxes .........          (7.9)         (7.8)         12.1         (.1)        19.9

   Income taxes ...........................          --            --            (4.9)        --          (4.9)
                                                    -----         -----         -----         ---         ----

Net income (loss) .........................          (7.9)%        (7.8)%         7.2%        (.1)        15.0%
                                                    =====         =====         =====         ===         ====

FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1995

REVENUES

         Net revenues of the Registrant represent gross consolidated revenues of the Registrant, less charitable and Supplemental Security Income ("SSI") discounts.

         Net revenues increased by $699,000, or 9%, in fiscal 1995, and by $447,000, or 6%, in fiscal 1996. The growth in net revenues in fiscal 1995 and fiscal 1996 was largely attributable to a further increase in development fees in the amount of $550,000 and $304,000 respectively. Resident and healthcare services increased $149,000 in fiscal 1995 and $143,000 in fiscal 1996.

Resident and healthcare revenues increased as a result of higher rates, while occupancy rates remained relatively constant from fiscal 1994 through fiscal 1996.

RESIDENCE OPERATING EXPENSES

         Resident operating expenses include all retirement and healthcare center operating expenses, including, among other things, payroll and employment costs, food, utilities, repairs and maintenance, insurance and property taxes.

         Residence operating expenses have increased for each fiscal year presented, primarily due to normal inflationary cost increases. Said expenses increased by $223,000, or 4%, in fiscal 1995, and by $318,000, or 6%, in fiscal 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include all marketing costs, as well as the general and administrative expenses incurred at the Registrant's principal executive offices. General and administrative expenses include, among other things, administrative salaries, rent, utilities, insurance and related expenses.

         General  and   administrative   expenses   decreased  by  approximately
$103,000,  or 17%, in fiscal 1995 and $89,000 or 18%, in fiscal 1996,  primarily due to the closing of the Registrant's Florida office in fiscal 1995.

PROVISION FOR LOSS ON ADVANCES TO AFFILIATES

         The provision for loss on advances to affiliates represents the net expense pertaining to amounts advanced to the Registrant's parent and its affiliates. Said advances have been made to fund, among other things, operating losses of these affiliates. As their ultimate repayment is uncertain, a reserve has been provided for doubtful collection. Any net reimbursements are recorded as income in the period received. For the two fiscal years ended March 31, 1996 and 1995, the Registrant recorded losses in the amount of $296,000 and $1,651,000, respectively, net of recoveries.

INTEREST EXPENSE, NET

         Interest expense, net, also fluctuated during the reporting period. In fiscal 1995, interest expense, net, decreased by $137,000, or 22%, which is directly attributable to a 3% interest rate decrease on two of the Registrant's three mortgages on the Initial Properties in Michigan, and in fiscal 1996, interest decreased by 4%, or $22,000.

INCOME TAXES

         The income tax expense was zero and $420,000 for the fiscal years ended March 31, 1995 and 1996, respectively. Under generally accepted accounting principles, future tax benefits can be recognized for financial reporting purposes if it is more likely than not that such benefits will ultimately result in the reduction of a future tax liability. The Registrant has net operating loss carryforwards for Federal income tax purposes as of March 31, 1996 of approximately $2,464,000. Such net operating loss carryforwards are subject to several statutory limitations which limit their current and future utilization, and, accordingly, no benefit from such utilization has been provided for. The net operating loss carryforwards expire during fiscal 1997 through 2005; $2,083,000 of which expire in fiscal 1998. See Note F to the Consolidated Financial Statements.

         The Common Stock Offering or subsequent equity transactions may trigger an ownership change which could serve to limit the use of some or all of the net operating loss carryforwards.
See Note F to the Consolidated Financial Statements.

FISCAL YEAR ENDED MARCH 31, 1995 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1994

REVENUES

         Net revenues increased by $429,000, or 6%, in fiscal 1994 and by $699,000, or 9%, in fiscal 1995. The growth in net revenues in fiscal 1994 and fiscal 1995 was largely attributable to a further increase in development fees in the amount of $150,000 and $550,000 respectively. Resident and healthcare services increased $279,000 in fiscal 1994 and $149,000 in fiscal 1995. Resident and healthcare revenues increased as a result of higher rates, while occupancy rates remained relatively constant from fiscal 1994 through fiscal 1996.

RESIDENCE OPERATING EXPENSES

         Residence operating expenses have increased for each fiscal year presented, primarily due to normal inflationary cost increases. Said expenses increased $308,000, or 6%, in fiscal 1994 and by $223,000, or 4%, in fiscal 1995.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased by approximately $21,000, or 4%, in fiscal 1994 and decreased by $103,000, or 17%, in fiscal 1995. The increase in fiscal 1994 was primarily due to normal inflationary cost increases, while the decrease in fiscal 1995 was primarily due to the closing of the Registrant's Florida office in fiscal 1995.

PROVISION FOR LOSS ON ADVANCES TO AFFILIATES

         The provision for loss on advances to affiliates represents the net expense pertaining to amounts advanced to the Registrant's parent and its affiliates. Said advances have been made to fund, among other things, operating losses of these affiliates. As their ultimate repayment is uncertain, a reserve has been provided for doubtful collection. Any net reimbursements are recorded as income in the period received. For the two fiscal years ended March 31, 1994 and 1995, the Registrant recorded losses in the amount of $829,000 and $1,651,000, respectively, net of recoveries.

INTEREST EXPENSE, NET

         Interest expense, net, also fluctuated during the reporting period. In fiscal 1994, interest expense, net increased by $137,000 or 18%, and in fiscal 1995, interest expense, net, decreased by $127,000, or 17%, which is directly attributable to a 3% interest rate decrease on two of the Registrant's three mortgages on the Initial Properties in Michigan.

INCOME TAXES

         The income tax expense was zero for each of the fiscal years ended March 31, 1994 and 1995, respectively. Under generally accepted accounting principles, future tax benefits can be recognized for financial reporting purposes if it is more likely than not that such benefits will ultimately result in the reduction of a future tax liability. The Registrant has net operating loss carryforwards for Federal income tax purposes as of March 31, 1996 of approximately $2,464,000. Such net operating loss carryforwards are subject to several statutory limitations which limit their current and future utilization, and, accordingly, no benefit from such utilization has been provided for. The net operating loss carryforwards expire during fiscal 1997 through 2005; $2,083,000 of which expire in fiscal 1998. See Note F to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations was approximately $589,000 for the year ended March 31, 1996 as compared with a negative cash flow of approximately $2,010,000 for the year ended March 31, 1995. Cash flows from operations were negative in the fiscal year ended March 31, 1995 primarily due to the cash advances made to development projects and fees earned but not collected. For the fiscal year ended March 31, 1995, such net cash advances were approximately $495,000. In addition, for the fiscal year ended March 31, 1995, the Registrant earned development fees of approximately $700,000, that were not collected until the subsequent year. The Registrant's primary source of funds for these advances have been through the private placement of convertible notes secured in certain instances by subordinate mortgages. These obligations are intended to be repaid if not converted from the proceeds of construction and/or permanent financing on a project by project basis. During the fiscal year ended March 31, 1995, the Registrant generated cash flow of approximately $1,400,000 by issuing promissory notes to private investors. Said notes were paid in their entirety by December 31, 1995 from the proceeds of a tax exempt bond issue arranged for the construction of one of the Registrant's senior living facilities. The funds from this private placement represented the major portion of the cash used in financing activities during 1996.

         The Registrant has financed the operating losses of certain affiliates with advances when the Registrant believed that the affiliate at some future date would be able to repay such advances. In connection with such advances, the Registrant has generally obtained an option to buy a facility owned by the affiliate to which advances have been made for a price equal to the facility's fair market value. In the event the Registrant exercises its option, such advances may constitute a portion of the purchase price.

         Amounts due from affiliates consist of cash advances, unpaid management fees, interest income and other revenue items. Most of the affiliates have been operating at a loss and their ability to repay cash advances and earned fees due to the Registrant is uncertain. Accordingly, a reserve for such amounts has been provided for by the Registrant, reducing revenues, fees and interest income and providing for losses on cash advances to affiliates. In the event such advances or fees are remitted by the affiliates, the reserve is reduced and income is recorded. At June 30, 1996, the aggregate amount due from affiliates and the unreserved amounts due from affiliates were $7,182,272 and $658,717, respectively. In connection with the acquisition of Harvest Village, $6,094,000 due from Vanguard and its affiliates was cancelled. See Notes C and L to Consolidated Financial Statements.

         The Registrant intends to use the net proceeds of the Offerings and available lines of credit, together with cash flows from operations and private placements, to finance its operations (including expenses of additional personnel required as the Registrant's business grows) and future development projects. Registrant believes that existing cash balances, cash flow from operations and available lines of credit, will be sufficient to meet its liquidity and capital spending requirements for at least 12 months.

IMPACT OF INFLATION AND CHANGING PRICES

         Operating revenue from assisted living facilities and congregate care facilities operated by the Registrant are the primary sources of revenue earned by the Registrant. These properties are affected by rental rates which are highly dependent upon market conditions and the competitive environments where the facilities are located. Employee compensation is the principal cost element of property operations. Although there can be no assurance it will be able to continue to do so, the Registrant has been able historically to offset the effects of inflation on salaries and other operating expenses by increasing rental and assisted living rates.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. The financial statements and supplementary data are included under Item 14 of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On May 16, 1996, the Registrant dismissed Farber, Blicht & Eyerman, LLP. The dismissal of Farber, Blicht & Eyerman, LLP was approved by the Board of Directors. On May 16, 1996, the Registrant engaged Grant Thornton LLP to audit its financial statements for the fiscal year ended March 31, 1996. For the fiscal year ended March 31, 1995, the Registrant's financial statements were audited by Farber, Blicht & Eyerman, LLP.

         The Registrant believes, and has been advised by Farber, Blicht & Eyerman, LLP that it concurs in such belief, that during the fiscal year ended March 31, 1995, the Registrant and Farber, Blicht & Eyerman, LLP did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Farber, Blicht & Eyerman, LLP would have caused it to make reference in connection with its report on the Registrant's financial statements to the subject matter of the disagreement.

         No report of Farber, Blicht & Eyerman, LLP on the Registrant's financial statements for either of the past two fiscal years contained an adverse opinion, a disclaimer of opinion or a qualification, or was modified as to uncertainty, audit scope or accounting principles. During such fiscal periods, there were no "reportable events" within the meaning of Item 304(a)(1) of Regulation S-K promulgated under the Securities Act.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth information regarding the Directors and executive officers of the Registrant.


          Name                  Age                  Positions(s)
          ----                  ---    -----------------------------------------
Carl G. Paffendorf..........    63     Chairman of the Board and Chief Executive
                                         Officer
Larry L. Laird..............    59     President, Chief Operating Officer and
                                         Director
Paul D'Andrea...............    63     Vice President--Finance
Theresa A. Govier...........    57     Vice President--Administration and
                                         Secretary
Craig M. Shields............    54     Vice President and General Counsel
Alan Guttman................    47     Treasurer
James E. Eden...............    58     Director
Benjamin Frank..............    62     Director
Francis S. Gabreski.........    77     Director
Robert S. Hoshino, Jr.......    49     Director
Stanford J. Shuster.........    54     Director


         CARL G. PAFFENDORF has been Chairman of the Board and Chief Executive Officer of the Registrant since 1988 as well as a Director of the Registrant since inception. Mr. Paffendorf has been involved in the development, management, acquisition and/or financing of 12 retirement communities since 1979. Mr. Paffendorf has been president of Vanguard since 1979 and chairman of Vanguard since 1972. Vanguard is a real estate holding company. Mr. Paffendorf is an attorney and a member of the Florida and Ohio Bars and holds a Masters degree in Tax Law (LL.M.).

         LARRY L. LAIRD has been President and Chief Operating Officer of the Registrant since 1994 and a Director of the Registrant since 1993. Mr. Laird has been involved in the development and management of retirement communities since 1965. Mr. Laird's experience encompasses the development of 42 retirement facilities and the management of 51 retirement facilities in 25 states. He has served as an industry leader and spokesman; an interstate lobbyist for stringent legislation with regard to lifecare facilities; a founder, director and officer of both state and national industry associations; and has lectured in numerous industry-related forums. Mr. Laird received a B.A. from Central College, Pella, Iowa and did graduate work at the University of Iowa in Iowa City. Mr. Laird continues to serve as executive director of Friendship Village, Waterloo, Iowa, a lifecare facility. From October 1986 until October 1992, Mr. Laird served as president of Forum Lifecare, Inc., a wholly-owned subsidiary of Forum Group, Inc., and as a vice president of Forum Group, Inc. From October 1992 until July 1996, Mr. Laird was also president of Laird Lifecare Ltd., a developer of senior living facilities. Prior to 1986 he was a co-founder and executive vice president and chief operating officer of Life Care Services Corporation in Des Moines, Iowa.

         PAUL D'ANDREA has been Vice President--Finance of the Registrant since May 1994. From 1991 to 1994, Mr. D'Andrea was vice president/controller of ODA Environetics International, Inc., a company engaged in architectural design, and from 1975 through 1991 was vice president/treasurer of Apco Merchandising Corporation, a jewelry manufacturer and retailer. Mr. D'Andrea received a B.S. in accounting from New York University.

         THERESA A. GOVIER has been Vice President--Administration and Secretary of the Registrant since 1991. Ms. Govier has also been employed by Vanguard since 1977 as executive assistant to the president and director of employee benefits. Ms. Govier attended Nassau Community College from 1988 to 1992.

         CRAIG M. SHIELDS has been Vice President and General Counsel of the Registrant since 1992. From 1992 through 1995 Mr. Shields was of counsel/partner of the law firm of Quinn & Suhr, LLP, White Plains, New York. From 1983 through 1991 he was founder/partner of the law firm of Collier, Cohen, Shields & Bock, New York, New York. He was educated at Fordham University School of Law, New York, New York, LL.B, and Lafayette College, Easton, Pennsylvania, B.A.

         ALAN GUTTMAN has been Treasurer of the Registrant since 1991 and treasurer of Vanguard since 1985. Prior to joining Vanguard, he was controller of Brittan Corporation, a real estate property owner and management company. Mr. Guttman has a B.A. degree in accounting from the City University of New York.

         JAMES E. EDEN has been a Director of the Registrant since June 1996. Mr. Eden has been president of James E. Eden & Associates and Eden & Associates, Inc. since 1992, consulting businesses active in both the senior living and the long-term care industries. Since 1992, Mr. Eden has also been chairman of the board and chief executive officer of Oakwood Living Centers, Inc., a long-term care company which operates geriatric and rehabilitative nursing beds and centers throughout New England and Virginia. From 1988 to 1992, Mr. Eden was employed by Marriott Corporation, first as vice president and general manager, senior living services division, which acquired and/or developed Marriott's senior living facilities and later as executive vice president, where he was responsible for trade association and governmental relations for senior markets. Mr. Eden is a director of Omega Healthcare Investors, Inc. and Just Like Home, Inc., public companies serving the senior living industry.

         BENJAMIN FRANK has been a Director of the Registrant since 1991. Mr. Frank is an attorney and real estate developer. He holds a J.D. degree from New York University School of Law and a B.Sc. degree in Business Management from Boston University. Prior to 1988 he was an executive with Allied Stores Corporation ("Allied") for 16 years. His last position with Allied was that of senior vice president with overall responsibility for real estate, legal and governmental affairs.

         FRANCIS S. GABRESKI has been a Director of the Registrant since 1992. Mr. Gabreski is retired. Mr. Gabreski has a B.S. degree from Columbia University. Upon retirement from the Air Force in 1962, he accepted a position as Assistant to the president of Grumman Aerospace Corporation, a position he held until 1978 when he was named president of the Long Island Railroad.

         ROBERT S. HOSHINO, JR. has been a Director of the Registrant since June 1996. Mr. Hoshino has been assistant general counsel, EBASCO Services
Incorporated, New York, New York, an international company engaged in engineering, construction and environmental services, since 1981. Mr. Hoshino holds a J.D. degree from Columbia University School of Law, a B.A. from Colgate University and continued his education at the Wharton School of Business, University of Pennsylvania, in its Advanced Management Program.

         STANFORD J. SHUSTER has been a Director of the Registrant since June 1996. Mr. Shuster is president (since 1987) and chief executive officer (since
1993) of Rosewood Estate USA, Inc. a development and management firm of assisted living facilities based in St. Paul, Minnesota. Mr. Shuster also serves as president (since 1973) and chief executive officer (since 1987) of Arthur Shuster, Inc. ("ASI"). ASI is the nation's largest firm specializing in the interior design and contract furnishings of long-term care and senior housing facilities. In addition, he is a founding member, executive committee member and current secretary-treasurer of the National Association of Senior Living Industries (NASLI). Mr. Shuster has been a member of the American Association of Homes and Services for the Aging (AAHSA) since 1978 and a frequent speaker at many national conventions and seminars regarding the provision of services to the aging.

BOARD OF DIRECTORS COMPENSATION

         Outside Directors are to be compensated at the rate of $6,000 per year plus $1,000 for each meeting attended. In addition, each non-employee Director is eligible to participate in the Registrant's 1996 Outside Directors' Stock Option Plan. All of the officers of the Registrant and all of its Directors, other than Messrs. Laird, Hoshino, Eden and Shuster, are officers and directors of Vanguard. The Registrant also has an Audit Committee composed of Messrs. Eden, Frank and Hoshino. Audit Committee members will be compensated at the rate of $1,000 per meeting, when such meeting is not held in conjunction with a Board of Directors meeting and $500 per meeting when such meeting is held in conjunction with a Board of Directors meeting.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Registrant's officers and Directors and persons who own more than five percent of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than five percent stockholders are required by the Commission's regulations to furnish the Registrant with copies of all
Section 16(a) forms they file.


                                                     Number of Transactions Not
                          Number of Late Reports     Reported on a Timely Basis
                          ----------------------     --------------------------
Carl G. Paffendorf                   6                           11
Larry L. Laird                       5                           5
Craig M. Shields                     1                           1
Paul D'Andrea                        2                           2
Theresa A. Govier                    2                           2
Alan Guttman                         2                           2
Benjamin Frank                       3                           3
Francis S. Gabreski                  3                           3
James E. Eden                        1                           1
Robert S. Hoshino                    1                           1
Stanford J. Shuster                  1                           1
Vanguard                            10                           10


Item 11.  EXECUTIVE COMPENSATION

         The following table sets forth the total compensation for Carl G. Paffendorf, the Registrant's Chief Executive Officer during the fiscal years ended March 31, 1996, 1995 and 1994. No executive officer's salary and bonus exceeded $100,000 for services rendered to the Registrant during such years.


                           SUMMARY COMPENSATION TABLE

                                           Fiscal Year
                                              Ended         Annual Compensation
                                            March 31,             Salary
NAME AND PRINCIPAL POSITION             ---------------     -------------------
---------------------------
Carl G. Paffendorf.....................        1996                       --(1)
  Chief Executive Officer                      1995                       --(1)
                                               1994                       --(1)


(1) Mr. Paffendorf was paid $75,600 by Vanguard during the fiscal year ended March 31, 1994, $75,600 by Vanguard during the fiscal year ended March 31, 1995 and $75,600 by Vanguard during the fiscal year ended March 31, 1996. The Registrant estimates that Mr. Paffendorf devoted 40% of his time during the fiscal year ended March 31, 1994 to the Registrant, 50% of his time during the fiscal year ended March 31, 1995 to the Registrant and 60% of his time during the fiscal year ended March 31, 1996 to the Registrant. The Registrant paid to Vanguard administrative fees of $50,000 per year in each of the three fiscal years ended March 31, 1996.

         The following table sets forth certain information regarding stock option grants made to the Chief Executive Officer during the fiscal year ended March 31, 1996.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                            Individual Grants
                              ----------------------------------------------------------------------------
                                                  % of Total Options
                                                      Granted to            Exercise or
                                 Options             Employees in            Base Price        Expiration
NAME                            Granted(#)           Fiscal Year               ($/sh)             Date
----                          ------------     ---------------------      --------------     -------------
Carl G. Paffendorf.........       1,800                       3.3%                 $6.10        01/01/01
                                  4,200                       7.8%                 $3.67        03/22/01

         The following table sets forth certain information regarding unexercised stock options held by the Chief Executive Officer as of March 31, 1996. No options were exercised by the Chief Executive Officer during the fiscal year ended March 31, 1996.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                              Number of Unexercised
                                            Options at March 31, 1996
NAME                                        Exercisable/Unexercisable
----                                   ----------------------------------
Carl G. Paffendorf.................               4,800/18,000


LONG-TERM INCENTIVE AND PENSION PLANS

         The Registrant does not have any long-term incentive or defined benefit pension plans.

EMPLOYMENT AGREEMENTS

         Effective April 1, 1996, Mr. Paffendorf entered into a three-year employment agreement with the Registrant, pursuant to which he serves as its Chief Executive Officer. Mr. Paffendorf's annual cash compensation under the employment agreement is $100,000 during the first year of the employment agreement. Mr. Paffendorf has agreed not to compete with the Registrant during the term of his employment and for a period of three years thereafter, and he will not, without the Registrant's written consent, solicit the residents of facilities owned or managed by the Registrant or any management contract owned or being negotiated by the Registrant or its subsidiaries for a period of 24 months following the end of the term of his employment agreement. The agreement automatically renews for successive one-year terms unless either party terminates the agreement at least 45 days prior to the end of the initial term or any subsequent term. The Registrant may terminate the agreement for "cause" (a breach of the terms and conditions of the agreement, dishonesty, habitual drunkenness or committing an act of moral turpitude) upon 30 days' prior written notice to Mr. Paffendorf.

         Mr. Laird entered into a two-year employment agreement with the Registrant as of April 1, 1996, pursuant to which he serves as the Registrant's President and Chief Operating Officer. Mr. Laird's annual base salary under the employment agreement is $100,000. In December 1995, Mr. Laird received a $25,000 cash bonus and will receive 9,000 shares of Common Stock pursuant to the Registrant's December 29,1995 letter agreement with Mr. Laird that survived Mr. Laird's April 1, 1996 employment agreement. Mr. Laird received an additional bonus on June 30,1996 of $25,000 cash and 3,000 shares of Common Stock. If Mr. Laird is employed by the Registrant on March 31, 1998, Mr. Laird will receive a bonus of $25,000 cash and 3,000 shares of Common Stock. If Mr. Laird dies prior to March 31,1998, while employed by the Registrant, Mr. Laird's estate will receive the full bonus due on March 31, 1998.

         Mr. Laird has agreed not to compete with the Registrant during the term of his employment and for a period of three years thereafter within a 15-mile radius of any facility owned by the Registrant, and, upon his termination he will not, without the Registrant's written consent, solicit the residents of facilities owned or managed by the Registrant, any management contract owned or being negotiated by the Registrant or any employees of the Registrant for a period of 24 months following the end of the term of his employment agreement. The agreement automatically renews for successive one-year terms unless either party terminates the agreement at least 45 days prior to the end of the initial term or any subsequent term. The Registrant may terminate the agreement for "cause" (a breach of the terms and conditions of the agreement,dishonesty, habitual drunkenness or committing an act of moral turpitude) upon 30 days' prior written notice to Mr. Laird. In the event that Mr. Laird's employment is terminated, the Registrant ceases to be manager of Cottage Grove Place and Mr. Laird becomes its manager, the Registrant will receive one-half of the Cottage Grove Place management fee. In the event that Mr. Laird's employment is terminated, the Registrant ceases to be the developer of Cottage Grove Place and Mr. Laird becomes its developer, the Registrant will receive 90% of the development fee.

STOCK OPTION PLANS

         1991 INCENTIVE STOCK OPTION PLAN. Under the Registrant's 1991 Incentive Stock Option Plan (the "Incentive Plan"), 300,000 shares of Common Stock are reserved for issuance upon the exercise of stock options. As of the date of this Prospectus, options to purchase an aggregate of 126,480 shares of Common Stock are outstanding under the Incentive Plan. The Incentive Plan is designed as a means to attract, retain and motivate key employees. The Stock Option Plan Committee administers and interprets the Plan.

         The Incentive Plan provides for the granting of incentive stock options (as defined in Section 422 of the Code). Options are granted under the Incentive Plan on such terms and at such prices as determined by the Stock Option Plan Committee, except that the per share exercise price of options cannot be less than the fair market value of the Common Stock on the date of grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of ten years from the date of grant. Options granted under the Incentive Plan are not transferable other than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code or the Employee Retirement Income Security Act.

         1996 OUTSIDE DIRECTORS' STOCK OPTION PLAN. The Registrant's 1996 Outside Directors' Stock Option Plan (the "Directors' Plan") provides for the grant of options to purchase Common Stock of the Registrant to non-employee directors of the Registrant. The Directors' Plan authorizes the issuance of a maximum of 90,000 shares of Common Stock. As of the date of this Prospectus, options to purchase an aggregate of 9,000 shares of Common Stock are outstanding under the Directors' Plan.

         The Directors' Plan is administered by the Board of Directors. Under the Directors' Plan each non-employee director elected after April 1, 1996 will receive options for 3,000 shares of Common Stock upon election. To the extent that shares of Common Stock remain available for the grant of options under the Directors' Plan, each year on April 1, commencing April 1, 1997, each non-employee director will be granted an option to purchase 1,800 shares of Common Stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the Common Stock as of the date preceding the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. Each option will be for a ten-year term, subject to earlier termination in the event of death or permanent disability.

BOARD  OF  DIRECTORS  INTERLOCKS  AND  INSIDER   PARTICIPATION  IN  COMPENSATION
DECISIONS

         Carl G. Paffendorf, the Registrant's Chief Executive Officer, participated in the decisions of the Registrant's Board of Directors concerning executive office compensation. However, Mr. Paffendorf abstained from decisions concerning his own compensation.

         Mr. Paffendorf is Chairman and Chief Executive Officer of Vanguard.

BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

         The goal of the Board of Directors is to establish a motivational compensation plan for executives that will enable the Registrant to attract and retain those individuals deemed most qualified to improve and enhance its future performance. As part of its periodic review of executive compensation, the Board of Directors considers such factors as level of responsibility, the Registrant's general growth, improved financial condition, compensation of executives at comparable companies and other relevant factors. The Board of Directors strongly believes that by providing those persons who have substantial responsibility for the management and growth of the Registrant with an opportunity to increase their ownership of Registrant stock, the best interests of stockholders and executives will be closely aligned. Therefore, the Board of directors included executives as eligible employees under the Registrant's Incentive Plan, whereby executives are eligible to receive stock options that give them the right to purchase shares of Common Stock of the Registrant at specified prices in the future.

         The Board of Directors believes executive compensation should be tied to benefits directly accruing to stockholders from positioning the Registrant to grow through acquisitions, increases in stockholders' equity and improved operating results. As indicated in the discussion above, the Board of Directors believes that the Registrant's executive compensation should be first and foremost based on financial performance and returns to stockholder. The compensation levels of the Registrant's officers are based on these two factors.

         The Board of Directors will continue to monitor the level and effectiveness of executive compensation.

PERFORMANCE GRAPH

         There has not been a public market for the Registrant's Common Stock for the past five years. Consequently, no performance graph is being filed with this report.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Registrant's Common Stock as of August 31, 1996 by
(i) each person who is known by the Registrant to be the beneficial owner of more than 5% of the Registrant's Common Stock, (ii) each director and each executive officer named in the Summary Compensation Table and (iii) all directors and executive officers as a group. Except as otherwise noted, each person maintains a business address at c/o United Vanguard Homes, Inc., 4 Cedar Swamp Road, Glen Cove, New York 11542, and has sole voting and investment power over the shares shown as beneficially owned.

                                                                  Percent of
                                                                  Outstanding
                                           Shares Beneficially      Common
                                                  Owned              Stock
                                           -------------------    -----------

Vanguard Ventures, Inc.................    1,635,969(1)              73.0%

Carl G. Paffendorf.....................    1,700,010(2)              75.6

Larry L. Laird.........................    22,680(3)                  1.0

Benjamin Frank.........................    13,402(4)                   *

Francis S. Gabreski....................    29,326(5)                  1.3

Robert S. Hoshino, Jr..................    17,817                      *

James E. Eden..........................    --                         --

Stanford  J. Shuster...................    --                         --

Directors and Executive Officers,
as a Group (11 Persons)................    1,794,275(6)              78.3%

-------------------
*        less than 1%.

(1) As of June 30, 1996, Vanguard had pledged 1,340,573 shares of Common Stock owned by Vanguard as security for its guaranty in connection with construction loans to Harvest Village. See "Certain Relationships and Related Transactions."
(2) Mr. Paffendorf is an officer, director and controlling stockholder of Vanguard. Consequently, Mr. Paffendorf may be deemed to be the beneficial owner of all shares of Common Stock owned by Vanguard. Includes 7,200 shares of Common Stock issuable upon exercise of options exercisable within 60 days of August 31, 1996.
(3) Includes 4,680 shares of Common Stock issuable upon exercise of options exercisable within 60 days of August 31, 1996.
(4) Includes 6,480 shares of Common Stock issuable upon exercise of options exercisable within 60 days of August 31, 1996.
(5) Includes 20,326 shares of Common Stock issuable upon exercise of options and convertible securities exercisable within 60 days of August 31, 1996.
(6) Includes 49,726 shares of Common Stock issuable upon exercise of options and convertible securities exercisable within 60 days of August 31, 1996.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

DUE FROM AFFILIATES

         The Registrant is owed by Vanguard and its affiliates cash advances, unpaid management fees, interest and other revenues. These amounts consisted of the following as of the dates indicated below:

                                                     March 31,           March 31,          March 31,            June 30,
                                                       1994                1995               1996                 1996
                                                  --------------     --------------      --------------     ----------------
Due from Vanguard..............................      $1,708,684          $2,829,998         $2,452,137           $2,379,165
Due from Whittier Tower Corp.
(Vanguard subsidiary)..........................       1,078,634           1,576,150          2,406,266            2,441,068
Due from Vanguard Affiliated
 Limited Partnerships (Vanguard is
 General Partner)..............................         951,201           1,107,467          1,235,661            1,242,523
Management fees and cash
 advances due from not-for-profit
 entities......................................         913,873           1,422,746          1,088,208              723,605
                                                     ----------          ----------         ----------           ----------
                                                     $4,652,392          $6,936,361         $7,182,272           $6,786,361

         The aggregate of $6,786,361 due from affiliates at June 30, 1996 will be reduced by $6,094,000 effective March 31, 1996 in connection with the acquisition of Harvest Village. The balance due from affiliates of $723,605 is not secured, however, a portion of such amount will be secured by the escrow agreement to be entered into among Vanguard, the Registrant and American Stock Transfer and Trust Registrant as escrow agent. In addition, the Registrant has a note receivable collateralized by a third mortgage in the amount of $6,863,340, $7,481,953 and $7,481,953 at March 31, 1995, March 31, 1996 and June 30, 1996,
respectively. The note is due from Gateway.

         On February 28, 1994, through a series of transfers and assignments, the debt due to the Registrant from affiliates was reduced by $6,711,253. Vanguard owned certain receivables from Gateway which it assigned to the Registrant in partial settlement of Vanguard's obligation to the Registrant. The assignments were made by Vanguard and Harvest Partners in the amounts of $6,258,875 ("GCI Note") and $452,378.

HARVEST VILLAGE

         Under an agreement dated June 20, 1992, the Registrant purchased (for $275,000) a five-year option from Vanguard to acquire a 50 percent equity interest in Harvest Village for a purchase price of $2 million upon exercise of the option, subject to the construction loan and other indebtedness on the property. The Registrant's 1992 option to acquire Harvest Village was terminated in connection with the acquisition of Harvest Village. At that time Harvest Village was owned 95 percent by Vanguard Homes of N.J., Inc. ("VHNJ"), a Vanguard subsidiary, and 5 percent by Rimco Associates, Inc., an unaffiliated corporation and the general contractor of

Harvest Village. On January 10, 1995, Rimco assigned one half of its general partnership interest in Harvest Partners to VHNJ and on January 2, 1996 assigned the balance of its partnership interest in Harvest Partners to Phoenix Resources, Inc., a Vanguard subsidiary. In the event of the sale of Harvest Village, VHNJ agreed to use its best efforts to have the GCI Note assumed by the buyer. In consideration for the assignment of Rimco's partnership interest in Harvest Village, these subsidiaries of Vanguard have agreed that if, as, and when and to the extent that GCI Note is paid, then they each will pay Rimco the sum of $275,000 on September 10, 2005, with interest at the rate of 9 percent per annum, compounded annually. In consideration of Rimco's unconditional consent to the assignment of the GCI Note to the Registrant, and other consideration, the Registrant agreed that if, as and when the GCI Note is paid that the Registrant will fund Phoenix Resources, Inc. and VHNJ out of said proceeds with sums sufficient for them to pay Rimco sums due it. On July 12, 1996, the Registrant's obligation to fund Phoenix Resources, Inc. and VHNJ out of the proceeds of the GCI Note was terminated.

         In fiscal 1996, the Registrant agreed to purchase Harvest Village from Harvest Partners. The purchase is contingent upon certain events, including the consummation of a proposed $25 million public offering and the satisfaction of the Harvest Village construction loans (or purchase by Vanguard or its designee). The purchase price is $17.4 million, consisting of (i) $13,500,000 cash (which may include the assumption of a first mortgage of $12,500,000), (ii) the cancellation of $6,094,000 of indebtedness due to the Registrant from Vanguard and (iii) the assignment to Vanguard of the $7.5 million GCI Note. The intercompany debt and assignment of the GCI Note have been valued by the parties, based upon an appraisal, at $3.9 million.

         In connection with the restructuring of the construction loan for Harvest Village, the construction lenders required Vanguard to make a $7 million loan guaranty. This guaranty, currently $6,350,000, is secured by a subordinate mortgage on Olds Manor in the amount of $1.4 million and a subordinate mortgage on The Whittier in the amount of $1 million. The Whittier mortgage is cross-collateralized with subordinate mortgages on Hillside Terrace and The Whitcomb. As of June 30, 1996 the guaranty was also secured by 1,340,573 shares of the Registrant's stock owned by Vanguard. The guaranty and security interests will be terminated upon the completion of the Offerings and the purchase of Harvest Village by the Registrant which will result in the repayment of the debt and a full release from the current mortgages.

GUARANTEES

         Vanguard has guaranteed to the Registrant the payment of the management fees and other sums aggregating $2,406,266 at March 31, 1996 from Whittier Towers, Inc., a Vanguard subsidiary which owns The Whittier, and $630,337 from two partnerships of which Vanguard is general partner, Lake Fredrica, Ltd., which then owned a 360-unit apartment complex in Orlando, Florida and Colony Court Associates, Ltd., which owns a 104-unit apartment complex in Stuart, Florida. All indebtedness with respect to such guarantees was cancelled in connection with the acquisition of Harvest Village. In fiscal 1997, the Registrant assigned to Vanguard the management agreements for Lake Fredrica and Colony Court, and Lake Fredrica was sold.

         The Registrant, Mr. Carl G. Paffendorf, Chief Executive Officer of the Registrant, and Vanguard have guaranteed certain bank debt as follows:

                                                                                                 Amount As of
          Guarantor                       Maker(s)                    Lender/Obligee           August 31, 1996
--------------------------      --------------------------     ------------------------     ----------------------
The Registrant                  CBF Building Registrant        Apple Savings Bank                $  112,000
The Registrant,                 Camelot Retirement             State Bank of Long                   450,000
Vanguard, Phoenix               Homes, Inc.                    Island
Lifecare Corp. and Carl
G. Paffendorf
Vanguard and Carl G.            The Registrant                 State Bank of Long                   450,000
Paffendorf                                                     Island
Vanguard                        Hillside Terrace, Inc.         Great-West Life                    2,245,526
Vanguard                        Whitcomb Tower Corp.           Great-West Life                    2,095,659
Vanguard                        The Registrant                 Cedar Rapids CGP, L.C.            $  451,056

         As of March 31, 1996, Vanguard's $6,350,000 guaranty of the Harvest Village construction loan was secured by subordinate mortgages on Olds Manor ($1,400,000) and other collateral, discussed above under "Harvest Village." Carl
G. Paffendorf has guaranteed $1.00 of the Harvest Village construction loan. This $1.00 guarantee increases to $6,350,000 if Harvest Partners files for bankruptcy. This guarantee reduces to $300,000 if certain events occur. Upon the acquisition of Harvest Village by the Registrant, Mr. Paffendorf's $1.00 guarantee will be cancelled.

         The Great-West Life mortgage on The Whittier, which is owned by Vanguard, was $4,087,500 at June 30, 1996. A default under The Whittier mortgage is a default under the Hillside Terrace and Whitcomb mortgages.

         Under an agreement, dated September 15, 1995 among the Registrant, Vanguard, Heritage Corporation of Iowa ("Heritage"), an unaffiliated corporation and owner of certain real property ("Lot 3") adjacent to the Cottage Grove Place retirement facility in Cedar Rapids, Iowa, and Cottage Grove Place ("CGP"), an unaffiliated 501(c)(3) corporation, Heritage granted CGP a five-year option to purchase Lot 3 for approximately $450,000 plus certain expenses. The Registrant agreed to advance sums during the term of the option to pay real estate taxes and other expenses relating to Lot 3 and agreed that it would exercise such option if CGP did not. Vanguard has guaranteed the foregoing agreement of the Registrant.

         Subsequently, under an agreement dated November 20, 1995, as amended, CGP assigned its option rights to Cedar Rapids CGP, L.C. ("L.C."), a limited liability company affiliated with CGP but unaffiliated with the Registrant, and L.C. acquired Lot 3 from Heritage; L.C. granted CGP a five-year option to purchase Lot 3 for approximately $450,000 plus certain interest and taxes. The option expires September 19, 2000. The Registrant continued its agreement which requires it to pay real estate taxes and other expenses and exercise its option if CGP does not exercise its option. Vanguard continues to guarantee this agreement of the Registrant.

OTHER

         The Registrant leases its offices in Glen Cove, New York, 5,600 square feet, from CBF Building Company, a limited partnership in which Vanguard is the general partner. The Registrant has sublet 550 square feet of its space to Vanguard on the same terms as the Registrant's lease with CBF.

         In fiscal 1996, certain officers/directors of the Registrant and its parent company were officers and directors of Phoenix Lifecare Corp. ("Phoenix"), a 501(c)(3) organization which provides home healthcare services to residents of The Whittier and The Whitcomb. As of the date of this Prospectus no director, officer, employee or agent of the Registrant, Vanguard or any of their respective affiliates is a director of Phoenix or will, in the aggregate, constitute a majority of the officers of Phoenix.

         Phoenix provides healthcare services to residents of The Whitcomb and The Whittier who request such services. The Registrant earns a management fee from Phoenix for management services rendered. The amount of such fee represents fair market value determined at arms-length and does not take into account the volume or value of referrals between Phoenix and The Whittier. At June 30, 1996, the amounts due from Phoenix, $369,950, have been fully reserved and no management fees have been recognized during fiscal 1995 and 1996.

         In fiscal 1996, the Registrant assigned its option to acquire 3.2 acres of land in Hollywood, Florida to Presidential Care Corp., a 501(c)(3) organization of which Phoenix is the sole member, in return for agreements to develop and manage an assisted living facility on such property, plus an option to acquire the facility. The option is exercisable from January 1, 2000 until December 31, 2005 at appraised fair market value, provided that in no event shall the purchase price be less than the sum of outstanding principal and interest, together with any prepayment penalties of any mortgages on the property. Loans from the Registrant to Phoenix and Presidential Care Corp. as of March 31, 1996 aggregated $871,459, of which $545,979 was paid subsequent to March 31, 1996.

         In fiscal 1996, in consideration of the issuance of 120,000 shares of Common Stock to be issued by the Registrant to Vanguard, Vanguard released its right to receive up to 1,200,000 shares of Common Stock at the rate of one share upon each $5.73 received by the Registrant in payment or sale of the GCI Note. Effective March 31, 1995, Vanguard contributed 1,200,000 shares to the Registrant for cancellation.

         The Registrant entered into agreements with Camelot Retirement Homes, Inc., then a wholly-owned subsidiary of Vanguard for the development and management of Camelot Village at Huntington, a proposed 132-unit senior living facility to be located in Huntington, New York. On July 12, 1996, all of the outstanding shares of the Common Stock of Camelot Retirement Homes, Inc., were transferred to Phoenix. The Registrant has an option, exercisable at any time during the seven-year period after construction of the facility, to purchase Camelot Village at Huntington at a purchase price equal to the appraised fair market value, provided that in no event shall the purchase price be less than the sum of outstanding principal and interest, together with any prepayment penalties of any mortgage notes. As discussed above under "Guarantees," the Registrant, Vanguard, Phoenix and Carl
G. Paffendorf have guaranteed a $450,000 bank loan to Camelot Retirement Homes, Inc., the proceeds of which were used as part of the purchase price for the Huntington, New York property.

         The Registrant has an option, exercisable until December 31, 2001, to purchase The Whittier from Whittier Towers, Inc., a wholly-owned subsidiary of Vanguard, at a purchase price equal to the lesser of the appraised fair market value, or the then amount of its mortgage debt less accrued management fees payable.

         During the year ended December 31, 1994, Carl G. Paffendorf and a partnership controlled by his spouse purchased $100,000 of the Registrant's 7% Notes, and 10,000 warrants to purchase Common Stock on the same terms and conditions offered to the other investors in a private placement. The notes and warrants were converted and exercised in fiscal 1997.

         The Registrant has adopted a policy whereby all future transactions between the Registrant and its officers, Directors, principal stockholders or affiliates, will be approved by a majority of the Board of Directors, including all of the independent and disinterested members of the Board of Directors or, if required by law, a majority of disinterested stockholders, and will be on terms no less favorable to the Registrant than could be obtained in arm's length transactions from unaffiliated third parties. In addition, the Notes offered in the Notes Offering will contain certain restrictions on the Registrant involving transactions with affiliates.

         Vanguard and each of its subsidiaries have agreed to indemnify the Registrant from any liabilities it may incur, including interest and penalties arising from, among other things, (i) any unpaid taxes, assessments or similar changes attributable to the operations of Vanguard, its subsidiaries and predecessors of the Registrant prior to the effective date of the Offerings,
(ii) any disallowance of any operating loss carry-forward recorded by the Registrant in its income tax returns for each year prior to and including the fiscal year ended March 31, 1996 and (iii) the cancellation of indebtedness income from the satisfaction of a subordinate mortgage held by Gateway on Harvest Village, which is to be acquired by the Registrant from a Vanguard affiliate.

MANAGEMENT AGREEMENT

         Under an agreement dated as of April 1, 1991, Whittier Towers Inc., a Vanguard subsidiary, agreed to pay to the Registrant's subsidiary, UVH Management Corp. ("UVHMC"), a management fee of 5% plus a 1% data processing fee for a total of 6% of gross revenue collected or received from operation of the facility. The term of the agreement was for a period of 60 months commencing on April 1, 1991. UVHMC earned management fees of $151,474, $142,857 and $165,190 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

         Under an agreement dated April 1, 1996, Whittier Towers Inc. agreed to pay to UVHMC a management fee of 5% of the gross operating income of The Whittier. The term of the agreement is 60 months and will continue on a month-to-month basis thereafter. The agreement may be terminated by either party upon 30 days' prior written notice to the other party.

ESCROW AGREEMENT

         In connection with the Offerings, Vanguard, the Registrant and American Stock Transfer and Trust Registrant as escrow agent anticipate entering into an escrow agreement pursuant to which 540,684 shares of Common Stock (assuming a public offering price of $8.50 per share) held by Vanguard will be held in escrow to secure for the benefit of the Registrant certain outstanding obligations of Vanguard and others aggregating $4,596,000. Subject to certain conditions and formulas contained in the escrow agreement, shares will be released to Vanguard as the obligations are repaid. In the event the obligations are not repaid within three years of the date of the escrow agreement shares with a value aggregating such unpaid indebtedness will be cancelled.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1), (2) FINANCIAL STATEMENTS.  See Page F-1


                  (3)  EXHIBITS

      EXHIBIT NUMBER               DESCRIPTION OF EXHIBIT
---------------------------------------------------------------------------------------------

           *1.1        Form of Underwriting Agreement.

           *1.2        Form of Agency Agreement relating to the Notes.

         ***3.1        Form of Restated Certificate of Incorporation of Registrant.

           *3.2        Form of Certificate of Amendment to the Certificate of Incorporation
                       of Registrant.

           *3.3        Bylaws of Registrant.

           *4.1 Form of Common Stock Purchase Warrant Agreement between Registrant and Continental Stock Transfer
                       & Trust Registrant, including form of Common Stock
                       Purchase Warrant.

           *4.2        Form of Representatives' Warrant Agreement, including form of
                       Representatives' Warrant.

           *4.3        Form of Indenture between Registrant and American Stock Transfer and Trust Company, as Trustee, relating to the Notes.

           *4.4        Form of [   ]% Convertible Senior Secured Notes (included in Exhibit
                       4.4).

          **4.5        Form of Placement Agent's Warrant Agreement, including form of
                       Placement Agent's Warrant.

           *4.6        Form of 7% Convertible Promissory Note.

            4.7        Form of Common Stock Certificate.

          *10.1        Employment Agreement of Larry L. Laird with Registrant dated as of
                       April 1, 1996.

          *10.2        Letter Agreement between Larry L. Laird and Registrant dated
                       September 3, 1996.

          *10.3        Amended and Restated Employment  Agreement between
                       Carl  Paffendorf and Registrant  dated as of April
                       1, 1996.

      EXHIBIT NUMBER               DESCRIPTION OF EXHIBIT
---------------------------------------------------------------------------------------------

          *10.4        Letter Agreement between Carl G. Paffendorf and Registrant dated
                       July 24, 1996.

          *10.5        Amended and Restated 1991 Incentive Stock Option Plan.

          *10.6        1996 Outside Directors' Stock Option Plan.

          *10.7        Whittier Management Agreement between Whittier Towers, Inc. and
                       UVH Management Corp. (f/k/a Vanguard Realty and Management
                       Company, Inc.) dated as of April 1, 1996.

      *****10.8        Management Agreement between Cottage Grove Place, Inc. and
                       Vanguard Realty and Management Company, Inc. dated June 7, 1995.


      *****10.9        Management Agreement between Phoenix Lifecare Corp. and
                       Vanguard Realty and Management Company, Inc. dated March 24,
                       1995.

           10.10       Amended and Restated Camelot Village Management Agreement
                       (Huntington, NY) between Camelot Retirement Homes, Inc. and
                       Vanguard Realty and Management Company, Inc. dated as of
                       September 30, 1996.

          *10.11       Camelot Village Management Agreement (Stroudsburg, PA) between
                       Camelot Village at Stroudsburg LLC and UVH Management Corp.
                       dated as of July 12, 1996.

       ****10.12       Development Agreement between UVH Development Corp. and
                       Cottage Grove Place, Inc. dated October 13, 1993.

      *****10.13       Development Agreement between UVH Development Corp. and
                       Cottage Grove Place, Inc. dated June 7, 1995.

      *****10.14       Development Agreement between Phoenix Lifecare Corp. and UVH
                       Development Corp. dated March 24, 1995.

          *10.15       Camelot Village Development Agreement (Huntington, NY) between
                       Camelot Retirement Homes, Inc. and UVH Development Corp. dated
                       January 26, 1996.

          *10.16       Camelot     Village     Development      Agreement
                       (Stroudsburg,   PA)  between  Camelot  Village  at
                       Stroudsburg,   LLC  and   Registrant   (D/B/A  UVH
                       Development) dated as of July 12, 1996.

      *****10.17       Option Agreement dated June 23, 1995 between Phoenix Lifecare
                       Corp. and Registrant.

      EXHIBIT NUMBER               DESCRIPTION OF EXHIBIT
---------------------------------------------------------------------------------------------

          *10.18       Option and Agreement to Purchase Real Estate-Lot 3 among Heritage
                       Corporation of Iowa, Cottage Grove Place and Registrant dated
                       September 15, 1995.

          *10.19       Agreement between Cedar Grove Place, Cedar Rapids CGP, L.C.,
                       Registrant and Vanguard Ventures, Inc. dated November 20, 1995.

          *10.20       Amendment to November 20, 1995 Agreement among Cottage Grove
                       Place, Cedar Rapids CGP, L.C., Registrant and Vanguard Ventures,
                       Inc. dated as of March 12, 1996.

          *10.21       Camelot Village Option Agreement (Huntington, NY) between
                       Camelot Retirement Homes, Inc. and Registrant dated March 29,
                       1996.

           10.22       Amended and Restated Option Agreement between Whittier Towers,
                       Inc. and Registrant dated October 23, 1996.

          *10.23       [Intentionally Omitted]

          *10.24       Camelot Village Option Agreement (Stroudsburg, PA) between
                       Camelot Village at Stroudsburg, LLC and Registrant dated July 24,
                       1996.

          *10.25       Harvest Village Purchase Agreement by and among Harvest Village
                       Partners, L.P., Registrant and Vanguard Ventures, Inc. dated April 19,
                       1996.

          *10.26       Amendment No. 1 to the Harvest Village Purchase Agreement among
                       Harvest Village Partners, L.P., Registrant and Vanguard Ventures,
                       Inc. dated June 20, 1996.

          *10.27       Amendment No. 2 to the Harvest Village Purchase Agreement among
                       Harvest Village Partners, L.P., Registrant and Vanguard Ventures,
                       Inc. dated July 6, 1996.

          *10.28       Amendment No. 3 to the Harvest Village Purchase Agreement among
                       Harvest Village Partners, L.P., Registrant and Vanguard Ventures,
                       Inc. dated July 8, 1996.

          *10.29       Form of Harvest Village Return of Capital Residency Agreement.

          *10.30       Form of Harvest Village Traditional Residency Agreement.

          *10.31       Mortgage given to Old Kent Bank and Trust Registrant by Olds
                       Manor, Inc. dated June 30, 1989.

          *10.32       Mortgage given to the Olds Manor Mortgage Trust by Olds Manor,
                       Inc. dated May 31, 1993.

      EXHIBIT NUMBER               DESCRIPTION OF EXHIBIT
---------------------------------------------------------------------------------------------

          *10.33       Mortgage given to Citibank N.A. and Lloyd's Bank Plc by Olds
                       Manor, Inc. dated October 18, 1989.

          *10.34       Mortgage given to Whitcomb Mortgage Trust by Whitcomb Tower
                       Corporation dated March 30, 1992.

          *10.35       First Amendment to Mortgage between Whitcomb Tower Corporation and The Whitcomb Mortgage Trust c/o Carl Paffendorf, Trustee,
                       dated January 31, 1995.

          *10.36       Consolidation Agreement among Whittier Towers, Inc., Whitcomb
                       Tower Corp., Vanguard Ventures, Inc., Citibank N.A. and Lloyd's
                       Bank Plc dated December 14, 1990.

          *10.37       Restated Consolidation Agreement and Guarantee among Whittier
                       Towers Inc., Vanguard Homes of Michigan, Inc. (n/k/a Gateway
                       Communities, Inc.), Vanguard Ventures, Inc. and The Great-West
                       Life Assurance Company dated December 7, 1988.

          *10.38       First Amendment to Loan Documents between Great-West Life and
                       Annuity Insurance Company, Whittier Towers, Inc., Whitcomb Tower
                       Corp., Hillside Terrace, Inc., Olds Manor, Inc. and Vanguard
                       Ventures, Inc. dated August 31, 1995.

          *10.39       Letter Agreement between Great-West Life and Annuity Insurance
                       Company and Carl Paffendorf dated April 1, 1996.

          *10.40       Guarantee Agreement of Vanguard Ventures, Inc. to Vanguard Realty
                       and Management Company, Inc. dated December 30, 1994.

          *10.41       Guarantee Agreement of Vanguard Ventures, Inc. to Vanguard Realty
                       and Management Company, Inc. dated March 12, 1996.

          *10.42       Form of Escrow Agreement among Registrant, Vanguard Ventures,
                       Inc. and American Stock Transfer and Trust Company.

           11.         Statement of Computation of Per Share Earnings.

     ******16.         Letter from Farber, Blicht & Eyerman, LLP dated May 23, 1996.

          *21.         Subsidiaries of Registrant.

           24.         Powers of Attorney appear on page 52 of this Report.

           27.         Financial Data Schedule.

-----------------
* Filed as an Exhibit to Amendment No. 5 to Registrant's Registration Statement on Form SB-2 (No. 33-80812).

** Filed as an Exhibit to Amendment No. 1 to Registrant's Registration Statement on Form SB-2 (No. 333-09037).

***      Filed as an Exhibit to Registrant's Form 8-K filed on April 16, 1993.

**** Filed as an Exhibit to Amendment No. 1 to Registrant's Annual Report on Form 10-K for the year ended March 31, 1994, SEC File No. 0-5097.

***** Filed as an Exhibit to Registrant's Form 10-K for the year ended March 31, 1995, SEC File No. 0-5097.

******   Filed as an Exhibit to Registrant's Form 8-K filed on May 23, 1996.


   (b)  REPORTS ON FORM 8-K

         The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1996.

                               POWERS OF ATTORNEY

         United Vanguard Homes, Inc. and each of the undersigned do hereby appoint Paul D'Andrea, Larry L. Laird and Carl G. Paffendorf, and each of them severally, its or his true and lawful attorneys to execute on behalf of United Vanguard Homes, Inc. and the undersigned any and all amendments to this Report and to file same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission. Each of such attorneys shall have the power to act hereunder with or without the other.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 31st day of October, 1996.

                                        UNITED VANGUARD HOMES, INC.
                                        (Registrant)

                                        By: /S/ CARL G. PAFFENDORF
                                        ----------------------------------------
                                            Name:  Carl G. Paffendorf
                                            Title: Chairman of the Board and
                                                   Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signatures                        Title                    Date
         ----------                        -----                    ----

/S/ PAUL D'ANDREA                   Vice President - Finance    October 31, 1996
------------------------------      (Principal Financial
Paul D'Andrea                       Officer and Principal
                                    Accounting Officer)

/S/ BENJAMIN FRANK                  Director                    October 31, 1996
------------------------------
Benjamin Frank

/S/ FRANCIS S. GABRESKI             Director                    October 31, 1996
------------------------------
Francis S. Gabreski

/S/ LARRY L. LAIRD                  President, Chief            October 31, 1996
------------------------------      Operating Officer and
Larry L. Laird                      Director

/S/ CARL G. PAFFENDORF              Chairman of the Board
------------------------------      and Chief Executive         October 31, 1996
Carl G. Paffendorf                  Officer

/S/ ROBERT S. HOSHINO, JR.          Director
------------------------------
Robert S. Hoshino, Jr.                                          October 31, 1996

/S/ JAMES E. EDEN                   Director
------------------------------
James E. Eden                                                   October 31, 1996

/S/ STANFORD J. SHUSTER             Director
------------------------------
Stanford J. Shuster                                             October 31, 1996

                                 C O N T E N T S


                                                                      PAGE
                                                                      ----
Reports of Independent Certified Public Accountants

      Grant Thornton LLP                                              F-2

      Farber, Blicht & Eyerman, LLP                                   F-3


Financial Statements

      Consolidated Balance Sheets                                     F-4

      Consolidated Statements of Operations                           F-6

      Consolidated Statement of Stockholders' Deficiency              F-7

      Consolidated Statements of Cash Flows                           F-8

      Notes to Consolidated Financial Statements                      F-9 - F-32


Schedule II - Valuation and Qualifying Accounts                       F-33

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors
     UNITED VANGUARD HOMES, INC.

We have audited the accompanying consolidated balance sheet of United Vanguard Homes, Inc. and Subsidiaries as of March 31, 1996 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Vanguard Homes, Inc. and Subsidiaries as of March 31, 1996, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

We have also audited Schedule II of United Vanguard Homes, Inc. and Subsidiaries as of and for the year ended March 31, 1996. In our opinion, this schedule presents fairly, in all material respects, information required to be set forth therein.


GRANT THORNTON LLP

/s/ GRANT THORNTON LLP

Melville, New York
July 15, 1996, except for Note A, as to which the date is September 17, 1996

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


To the Board of Directors
     UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES


We have audited the accompanying balance sheet of United Vanguard Homes, Inc. and Subsidiaries as of March 31, 1995 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Vanguard Homes, Inc. and Subsidiaries as of March 31, 1995 and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1995, in conformity with generally accepted accounting principles.

We have also audited Schedule II of United Vanguard Homes, Inc. and Subsidiaries for each of the two years in the period ended March 31, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/S/ FARBER, BLICHT & EYERMAN, LLP

FARBER, BLICHT & EYERMAN, LLP

Plainview, New York
February 29, 1996, except for Notes A-7 and L, the latest of which is dated June 25, 1996

                  United Vanguard Homes, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    March 31,


                  ASSETS                                    1995         1996
                                                         ----------   ----------
CURRENT ASSETS
     Cash                                                $  249,561   $  210,245
     Accounts receivable, less allowance for doubtful
         accounts of $40,000 in 1995 and 1996               330,247      413,539
     Development fees and advances                        1,990,053      270,864
     Due from affiliates, net                                  --        658,717
     Prepaid expenses and other                             189,908      274,654
                                                         ----------   ----------

               Total current assets                       2,759,769    1,828,019



PROPERTY AND EQUIPMENT, NET                               2,637,788    2,361,698



OTHER ASSETS
     Development fees                                          --        575,017
     Restricted assets                                      149,600      176,352
     Deferred income taxes                                  400,000      981,000
     Other assets                                           154,225      165,453
                                                         ----------   ----------

                                                            703,825    1,897,822
                                                         ----------   ----------

                                                         $6,101,382   $6,087,539
                                                         ==========   ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  United Vanguard Homes, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    March 31,


       LIABILITIES AND STOCKHOLDERS' DEFICIENCY          1995           1996
                                                      -----------   -----------

CURRENT LIABILITIES
     Current portion of long-term debt                $ 2,116,631   $   626,043
     Accounts payable                                     274,708       242,470
     Accrued expenses                                     884,145       617,043
     Income taxes payable                                 131,750       442,371
     Deferred revenue                                     177,221          --
                                                      -----------   -----------

               Total current liabilities                3,584,455     1,927,927


RESIDENT SECURITY DEPOSITS                                301,974       314,705


LONG-TERM DEBT, less current portion                    6,975,645     7,172,982


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIENCY
     Preferred stock $.001 par value; 1,000,000 shares
         authorized; none issued and outstanding
     Common stock  $.01 par value;  authorized,
         14,000,000  shares;  issued and outstanding,
         1,698,833 shares and 1,827,833 shares in
         1995 and 1996, respectively                       16,988        18,278
     Additional paid-in capital                         4,800,245     5,619,905
     Accumulated deficit                               (9,577,925)   (8,966,258)
                                                      -----------   -----------

                                                       (4,760,692)   (3,328,075)
                                                      -----------   -----------

                                                      $ 6,101,382   $ 6,087,539
                                                      ===========   ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  United Vanguard Homes, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              Year ended March 31,


                                                  1994          1995          1996
                                               -----------   -----------   -----------
Operating revenues
     Resident services                         $ 4,765,251   $ 4,887,231   $ 4,966,058
     Health care services                        2,464,380     2,491,261     2,555,138
     Development fees                              149,925       700,000     1,003,955
                                               -----------   -----------   -----------

                                                 7,379,556     8,078,492     8,525,151

Operating expenses
     Residence operating expenses                5,371,327     5,594,826     5,912,624
     General and administrative                    606,182       503,164       414,703
     Depreciation and amortization                 549,389       565,067       378,215
     Provision for loss on advances to
        affiliates                                 828,663     1,650,772       296,093
                                               -----------   -----------   -----------

                                                 7,355,561     8,313,829     7,001,635
                                               -----------   -----------   -----------

            Income from operations                  23,995      (235,337)    1,523,516

Other income (expense)
     Interest expense, net                        (750,328)     (623,224)     (600,871)
     Other income                                  144,610       231,910       109,022
                                               -----------   -----------   -----------

                                                  (605,718)     (391,314)     (491,849)


            Income (loss) before income taxes     (581,723)     (626,651)    1,031,667

Income taxes                                          --            --         420,000
                                               -----------   -----------   -----------

            NET INCOME (LOSS)                  $  (581,723)  $  (626,651)  $   611,667
                                               ===========   ===========   ===========

Earnings per share                             $      (.24)  $      (.27)  $       .51
                                               ===========   ===========   ===========

Common shares and equivalents outstanding        2,443,974     2,355,077     1,199,146
                                               ===========   ===========   ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  United Vanguard Homes, Inc. and Subsidiaries

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                    Years ended March 31, 1994, 1995 and 1996

                                                             Additional
                                                               paid-in       Accumulated
                                     Shares       Amount       Capital         Deficit         Total
                                   ----------    ---------    -----------    -----------    -----------

Balance, April 1, 1993              2,861,997    $  28,620    $ 4,434,663    $(8,369,551)   $(3,906,268)

Shares issued in connection
   with Olds Manor Trust               36,720          367         41,937                        42,304
Other shares issued                       116            1            645                           646
Net loss                                                                        (581,723)      (581,723)
                                   ----------    ---------    -----------    -----------    -----------

Balance, March 31, 1994             2,898,833       28,988      4,477,245     (8,951,274)    (4,445,041)

Shares contributed by parent and
   simultaneously retired          (1,200,000)     (12,000)        12,000
Contribution from parent                                          311,000                       311,000
Net loss                                                                        (626,651)      (626,651)
                                   ----------    ---------    -----------    -----------    -----------

Balance, March 31, 1995             1,698,833       16,988      4,800,245     (9,577,925)    (4,760,692)

Reissuance to parent                  120,000        1,200         (1,200)
Shares issued as compensation           9,000           90         49,860                        49,950
Contribution from parent                                          771,000                       771,000
Net income                                                                       611,667        611,667
                                   ----------    ---------    -----------    -----------    -----------

BALANCE, MARCH 31, 1996             1,827,833    $  18,278    $ 5,619,905    $(8,966,258)   $(3,328,075)
                                   ==========    =========    ===========    ===========    ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                  United Vanguard Homes, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Year ended March 31,

                                                               1994           1995           1996
                                                            -----------    -----------    -----------
Cash flows from operating activities
     Net income (loss)                                      $  (581,723)   $  (626,651)   $   611,667
     Adjustments to reconcile net income to net cash
         (used in) provided by operating activities
              Depreciation and amortization                     549,389        565,067        378,215
              Common stock issued for services                     --                          49,950
              Deferred income taxes                                --         (400,000)      (581,000)
              Changes in operating assets and liabilities
                  Accounts receivable, advances and other
                      receivables                              (831,368)        48,168        977,180
                  Prepaid expenses and other                       --         (104,471)       (84,746)
                  Development fees                                 --       (1,343,614)      (575,017)
                  Other assets                                  232,559       (143,804)       (34,232)
                  Accounts payable                               66,620       (120,445)       (32,238)
                  Accrued expenses                             (291,001)        15,355       (267,102)
                  Income taxes payable                          (32,074)       (26,700)       310,621
                  Resident security deposits                      9,882         (8,513)        12,731
                  Deferred revenue                               44,654        135,943       (177,221)
                                                            -----------    -----------    -----------
            Net cash (used in) provided by operating
               activities                                      (833,062)    (2,009,665)       588,808
                                                            -----------    -----------    -----------
Cash flows used in investing activities
     Purchases of property and equipment                       (213,733)      (169,565)       (79,121)
                                                            -----------    -----------    -----------
Cash flows from financing activities
     Proceeds from borrowings on mortgages and
         notes payable                                        1,790,000      1,441,000        249,880
     Principal repayments of mortgages and notes payable       (133,037)      (124,620)    (1,543,131)
     Decrease (increase) in restricted cash financing          (464,257)       464,257        (26,752)
     Increase in additional paid-in capital                        --          311,000        771,000
     Proceeds from issuance of common stock                         646           --
                                                            -----------    -----------    -----------
            Net cash provided by (used in) financing
                 activities                                   1,193,352      2,091,637       (549,003)
                                                            -----------    -----------    -----------
            NET INCREASE (DECREASE) IN CASH                     146,557        (87,593)       (39,316)
Cash at beginning of year                                       190,597        337,154        249,561
                                                            -----------    -----------    -----------
Cash at end of year                                         $   337,154    $   249,561    $   210,245
                                                            ===========    ===========    ===========
Supplemental disclosures of cash flow information:
     Cash paid during the year for
         Interest                                           $   709,000    $   751,000    $   619,000
                                                            ===========    ===========    ===========
         Income taxes                                       $      --      $    41,000    $    57,000
                                                            ===========    ===========    ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  United Vanguard Homes, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1994, 1995 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      1.    BUSINESS

            United Vanguard Homes, Inc. ("UVH") (the "Company") is a Delaware corporation which was originally formed in New York in 1964 as Coap Systems Inc. ("Coap") and is a majority-owned subsidiary of Vanguard Ventures, Inc. ("VVI"). UVH owns and operates three residential retirement centers in the State of Michigan, which provide living and extended care services for residents on a month-to-month basis. The facilities are known as Olds Manor, Hillside Terrace and Whitcomb Tower. In addition, UVH, through a wholly-owned subsidiary, provides management and other services for companies affiliated with VVI and partnerships which are located in Michigan and Florida (Note
            C). During the year ended March 31, 1994, UVH commenced providing services, through a subsidiary, to develop residential retirement centers.

      2.    PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of UVH and its wholly-owned subsidiary corporations. All significant intercompany balances and transactions have been eliminated in consolidation.

      3.    RESTRICTED ASSETS

            Restricted assets include cash of $99,600 that collateralizes an insurance bond required by Michigan State law for resident security deposits. In addition, restricted use cash accounts totalling approximately $50,000 and $76,000 at March 31, 1995 and 1996, respectively, have been segregated pursuant to the terms of certain mortgage indebtedness, which requires the net operating income of the Company's residential retirement centers, as defined, to be used to fund capital improvements and the related mortgage indebtedness.

      4.    PROPERTY AND EQUIPMENT

            Property  and  equipment   are  stated  at  cost  less   accumulated
            depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, as follows:

              Buildings and improvements            10 to 30 years
              Equipment                             12-1/2 years
              Vehicles                              3 years
              Furniture and office equipment        5 to 7 years

                  United Vanguard Homes, Inc. and Subsidiaries

                          March 31, 1994, 1995 and 1996


NOTE A (CONTINUED)

      5.    DEBT

            The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amounts of the Company's borrowings are estimated to approximate fair value.

      6.    INCOME TAXES

            The Company is included in the consolidated Federal income tax return of VVI. It is the policy of VVI to allocate income taxes to the Company pro rata on a separate return basis, charging or crediting the Company with its proportionate share of expense or reduction in taxes.

            Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to reduce the deferred tax assets, as it is more likely than not, that a portion of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

      7.    PER SHARE INFORMATION

            In June 1996, the Company approved a 1-for-1.6667 reverse stock split and, accordingly, all share and per share amounts have been retroactively restated.

            Earnings (loss) per common share are calculated by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding during the year and common stock equivalents. On a fully-diluted basis, both net income (loss) and shares outstanding are adjusted to assume the conversion of mortgage indebtedness from the date of issuance. Fully-diluted amounts are not presented as the effect would be immaterial or antidilutive.

                  United Vanguard Homes, Inc. and Subsidiaries

                          March 31, 1994, 1995 and 1996


NOTE A (CONTINUED)

             In connection with the Company's proposed public offering, 540,684 shares owned by VVI, will be placed in escrow. Upon the payment by VVI or its affiliates of amounts guaranteed by the Company, 493,748 of such shares will be released and upon the payment by VVI or the affiliate of certain amounts due to the Company, 46,936 shares will be released. In the event such amounts are not repaid by VVI or its affiliates, the shares held in escrow will be returned to the Company. As the conditions for the release of the shares are not currently being met, such shares (540,684) have been excluded from earnings per share for all periods presented. No compensation expense will be recognized upon the release of all such shares as the release is dependent upon the performance of the affiliates. To the extent the actual number of shares excluded from the calculation of earnings per share differs upon the release of such shares, earnings per share will be retroactively restated.

      8.    REVENUE RECOGNITION

            Revenues from services provided to residents, including, among other things, room and board and health care, are recognized contemporaneously with the providing of said services and are shown in the accompanying consolidated financial statements net of charitable and Supplemental Security Income discounts.

            Charitable discounts result from the reduction of occupancy charges for qualified residents to an amount equal to their ability to pay. Supplemental Security Income ("SSI") discounts result from the reduction of occupancy charges for qualified residents to the net amount paid by the SSI program. The discount amount is equal to the difference between the standard apartment rental fee (including meal and housekeeping charges) and the amount that is paid by the SSI program.

            Management fee revenues are recognized monthly, based upon a contractual rate of compensation.

            Fee income to which the Company is entitled in connection with the development of residential retirement centers it does not own is recognized on the percentage-of-completion basis. The Company accrues in full, as soon as determinable, any losses that arise from contracts for project development.

                  United Vanguard Homes, Inc. and Subsidiaries

                          March 31, 1994, 1995 and 1996


NOTE A (CONTINUED)

      9.    RECLASSIFICATIONS

            Certain prior years amounts have been reclassified to conform with the current year's presentation.

     10.    USE OF ESTIMATES

            In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     11.    ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

            Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of," is required to be implemented in fiscal 1997. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial position or results of its operations.

            Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," is required to be adopted in 1997 and allows for a choice of the method of accounting used for stock-based compensation. Entities may use the "intrinsic value" method currently based on APB No. 25 or the new "fair value" method contained in SFAS No. 123. The Company intends to adopt SFAS No. 123 in 1997 by continuing to account for stock-based compensation under APB No. 25. As required by SFAS No. 123, the pro forma effects on net income and earnings per share will be determined as if the fair value based method had been applied and disclosed in the notes to the financial statements.

                  United Vanguard Homes, Inc. and Subsidiaries

                          March 31, 1994, 1995 and 1996


NOTE B - PROPERTY AND EQUIPMENT

      Property and equipment at March 31 consist of the following:

                                                           1995          1996
                                                        ----------    ----------

Land                                                    $  632,408    $  632,408
Buildings and improvements                               4,349,747     4,405,417
Equipment                                                  827,518       850,969
                                                        ----------    ----------

                                                         5,809,673     5,888,794
Less accumulated depreciation and amortization           3,171,885     3,527,096
                                                        ----------    ----------

Property and equipment, net                             $2,637,788    $2,361,698
                                                        ==========    ==========


NOTE C - RELATED PARTY TRANSACTIONS

      1.    DUE FROM AFFILIATES, NET

            Amounts due from affiliates consist of cash advances, unpaid management fees, interest income and other revenue items. Most of the affiliated companies have been operating at a loss and their respective ability to repay the cash advances and earned fees due to the Company is uncertain. Accordingly, a reserve for such amounts has been provided for by the Company, reducing revenues, fees and interest income and providing for losses on cash advances to affiliates. In the event such advances or fees are remitted by the affiliates, the reserve is reduced and income is recorded. The amounts due from affiliates at March 31 consisted of the following:

                                                            1995         1996
                                                         ----------   ----------

Due from VVI                                             $2,830,001   $2,452,137
Due from VVI affiliated companies                         1,576,150    2,406,266
Due from VVI affiliated limited partnerships (VVI is
     general partner)                                     1,107,467    1,235,661
Management fees and cash advances due from affiliated
     not-for-profit companies                               356,548    1,088,208
                                                         ----------   ----------

                                                          5,870,166    7,182,272
Less reserve for losses                                   5,870,166    6,523,555
                                                         ----------   ----------

Due from affiliates, net                                 $     --     $  658,717
                                                         ==========   ==========

                  United Vanguard Homes, Inc. and Subsidiaries

                          March 31, 1994, 1995 and 1996


NOTE C (CONTINUED)

            At March 31, 1996, the unreserved amounts due from affiliates represent development fees and advances of $143,200 and $515,517, respectively, from Presidential Care Corp. ("Presidential"), a Florida not-for-profit corporation affiliated with VVI. The Company entered into a development agreement on March 24, 1995 to plan, design, develop and construct an assisted living retirement home in Hollywood, Florida, and to arrange for permanent and interim financing. The development agreement provides for compensation to the Company for locating the land, zoning application work and other services of 7 1/2% of the overall project cost (as defined), payable upon commencement of construction. The Company recognizes development fees on a percentage-of-completion basis and has recognized $43,200 in fiscal 1996. The initial $100,000 fee earned in fiscal 1995 had not been recognized in fiscal 1995, as the underlying project was in the initial stages. During fiscal 1996, the Company reassessed the collectibility of such fee and a recovery of $100,000 was recognized. The advances of $515,517, net of repayments during 1996 of $359,000, primarily relate to the purchase of land. Subsequent to March 31, 1996, $350,000 was collected. Presidential received interim financing of approximately $500,000 through a private placement and is awaiting approval on its construction financing. Management believes all amounts due from Presidential will be collected currently upon the securing of construction financing.

            Phoenix Lifecare Corp. ("Phoenix"), a not-for-profit corporation affiliated to the Company, provides health care services to residents of the Whitcomb Tower and the Whittier (an affiliate of VVI) on behalf of the Company. The Company earns a management fee from Phoenix for services rendered. The amounts due from Phoenix of $256,649 and $355,942 at March 31, 1995 and 1996, respectively, have been fully reserved and no management fees have been recognized during fiscal 1994, 1995 and 1996.

            During fiscal 1996, the Company advanced $73,449 to Camelot Retirement Homes, Inc. ("Camelot"), a corporation affiliated with the Company. The Company has entered into a development agreement with Camelot and has obtained an option to purchase the underlying property. In addition, the Company has guaranteed $450,000 of mortgage indebtedness relating to the property. The above-mentioned advance has been fully reserved.

                  United Vanguard Homes, Inc. and Subsidiaries

                          March 31, 1994, 1995 and 1996


NOTE C (CONTINUED)

      2.    RECEIVABLES FROM GATEWAY

            a.    NOTE RECEIVABLE

                  The Company has a note receivable, including accrued interest at 9% per annum, collateralized by a third mortgage in the amount of $6,863,341 and $7,481,953 at March 31, 1995 and
                  1996, respectively. The note is due from Gateway Communities, Inc. ("Gateway"), a not-for-profit company formerly affiliated to the Company and the lessee and operator of Harvest Village, a continuing care retirement community, that the Company intends to acquire from an entity indirectly owned by VVI (Note L). This note and accrued interest have been fully reserved by the Company, as Gateway has historically suffered losses and does not have the financial resources to pay this obligation. The Company acquired the note receivable from Gateway through a series of assignments from VVI and affiliates.

            b.    OTHER RECEIVABLES

                  Other receivables consist of prior years' management fees and cash advances to Gateway aggregating $1,076,197 at March 31, 1995 and 1996, which have been fully reserved.


NOTE D - DEVELOPMENT FEES AND ADVANCES

       During 1994, the Company began developing a residential retirement center in the State of Iowa known as Cottage Grove Place, an unaffiliated entity. Pursuant to the development agreement, the Company is obligated to plan, design, develop and construct the property, arrange financing and supervise occupancy development for a total fee of $2,270,000. During the years ended 1994, 1995 and 1996, the Company recognized $149,265, $700,000 and $1,003,955 (net of financing discount of $144,500 in 1996), respectively, of such development fee. The initial installment of $750,000 was paid upon the bond closing, which provided Cottage Grove Place with its construction financing in 1995. An additional $385,005 will be paid in monthly installments during construction provided construction is on time and on budget, and the remaining $1,135,000 will be paid upon the later of: (i) 90% occupancy achieved by the project or
       (ii) the payment in full of the short-term bonds of Cottage Grove Place, which mature on or before July 1, 2001, and the satisfaction of the Debt Service Coverage Ratio and the Reserve Ratio (as defined) after giving effect to the repayment of such short-term bonds. While the Company has

                  United Vanguard Homes, Inc. and Subsidiaries

                          March 31, 1994, 1995 and 1996


NOTE D (CONTINUED)

      earned and recognized a majority of the development fee, the terms of the agreement defer payment. A portion of the fee has been discounted at 10% to give effect to the estimated payment during the first quarter of fiscal 1999. In addition, the Company advanced certain amounts in connection with developing the project, which are currently reimbursable by Cottage Grove Place.

      The components of fees and advances receivable from Cottage Grove Place are as follows:

                                                            1995         1996
                                                         ----------   ----------

Advances                                                 $1,240,788   $   39,861
Development fees, net                                       749,265      806,020
                                                         ----------   ----------

                                                          1,990,053      845,881
Less long-term portion, net                                    --        575,017
                                                         ----------   ----------

                                                         $1,990,053   $  270,864
                                                         ==========   ==========


NOTE E - MORTGAGES AND NOTES PAYABLE

                                                                                  1995           1996
                                                                               ----------     ----------
1.    MORTGAGES PAYABLE

      Mortgages,  guaranteed by VVI,  bearing interest at 7.5% payable in monthly interest only  installments  through April 1996;
           monthly  installments  of principal and interest of $30,429 are payable beginning June 1996; maturity - April 30, 1997;
           restricted use cash accounts
           have been pledged as additional collateral (Note A)                 $4,353,238     $4,351,862
      Convertible mortgages with interest at prime, plus 3%
           (11.25%  at March  31,  1996),  payable  in  interest  only installments  quarterly,  maturity dates are March 1999 and
           August 2000,  net of original issue discount of $59,356 and
           $75,922, respectively. Convertible into 264,074 shares
           of UVH common stock subject to adjustment, as defined.               1,804,078      1,820,643

                  United Vanguard Homes, Inc. and Subsidiaries

                          March 31, 1994, 1995 and 1996



NOTE E (CONTINUED)

                                                                                  1995           1996
                                                                               ----------     ----------
      Mortgage with  interest  at prime  plus 1%  (9.25%  at March 31,
           1996) payable in monthly installments of
           $6,400; including interest balance due August 2001.                 $  290,124     $  252,433
                                                                               ----------     ----------

                                                                                6,447,440      6,424,938
                                                                               ----------     ----------

2.    NOTES PAYABLE

      Note payable bearing interest at 8.25% payable monthly.
           The note is pursuant to a line of credit of $500,000
           which expires October 3, 1996                                          356,000        356,000
      Convertible 7% promissory notes, interest payable quarterly, compounded annually, maturity no later than July 15, 2001;
           convertible into 105,999 shares of the Company's common
           stock at $7.50 per share.  Notes include warrants for issuance
           of 47,690 shares of common stock at $3.33 per share.                   795,000        795,000
      Equipment notes payable, with interest ranging from 8.25%
           to 12% payable in monthly installments of principal
           and interest of $21,620 until July 1999                                 35,503        199,754
      Promissory note payable, with interest at prime plus 1%
           (9.25% at March 31, 1996) payable in monthly principal
           installments of $2,917, plus interest until December 1996.              58,333         23,333
      Convertible 9% promissory notes (Cottage Grove issue) were paid off in their  entirety by December 31, 1995;  interest was  payable  quarterly,  compounded  annually;  notes were convertible at holder's option into shares of the Company's common stock at $8.33 per share; the principal of the notes was paid and an  additional  16% per annum in interest  was paid. Notes were convertible into 168,000 share of UHV
           common stock                                                         1,400,000

                                                                                2,644,836      1,374,087
                                                                               ----------     ----------

                                                                                9,092,276      7,799,025
           Less current portion                                                 2,116,631        626,043
                                                                               ----------     ----------

                                                                               $6,975,645     $7,172,982
                                                                               ==========     ==========

                  United Vanguard Homes, Inc. and Subsidiaries

                          March 31, 1994, 1995 and 1996


NOTE E (CONTINUED)

      The aggregate maturities of mortgages and notes payable are as follows:

          Fiscal year ending March 31,
                       1997                    $  626,043
                       1998                     4,409,983
                       1999                     1,229,492
                       2000                        56,735
                       2001                     1,476,772
                                               ----------

                                               $7,799,025
                                               ==========


NOTE F - INCOME TAXES

      The consolidated provision for income taxes consists of the following at March 31:

                                    1994             1995              1996
                                  ---------       -----------       -----------
Current
      Federal                     $ 455,000       $   311,000       $   771,000
      State and local                90,000            89,000           230,000
                                  ---------       -----------       -----------

                                    545,000           400,000         1,001,000
                                  ---------       -----------       -----------

Deferred
      Federal                      (455,000)         (311,000)         (449,000)
      State and local               (90,000)          (89,000)         (132,000)
                                  ---------       -----------       -----------

                                   (545,000)         (400,000)         (581,000)
                                  ---------       -----------       -----------

                                  $    --         $      --         $   420,000
                                  =========       ===========       ===========

                  United Vanguard Homes, Inc. and Subsidiaries

                          March 31, 1994, 1995 and 1996


NOTE F (CONTINUED)

      The  Company  files its Federal  consolidated  tax return with its parent,
      VVI. During fiscal 1996, VVI incurred tax losses which were used to offset the Company's taxable income. The resulting tax benefits associated with the utilization of VVI's losses of $311,000 and $771,000 in fiscal 1995 and 1996, respectively, have been recorded as a contribution of capital from VVI. As a result of the Company's issuance of additional common shares pursuant to the conversion of debt (Note I) and the proposed public offering, the Company may be unable to file its consolidated tax return with its parent, VVI.

      The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                         1994           1995            1996
                                       ---------    -----------     -----------

Statutory Federal tax rate                 34.00%         34.00%          34.00%
State income taxes, net of Federal
     income tax benefit                     5.94           5.94            6.23
Other                                                      --               .48
Losses for which no future tax benefit
     has been recorded                    (39.94)        (39.94)           --
                                       ---------    -----------     -----------


Effective tax rate                           .00%           .00%          40.71%
                                       =========    ===========     ===========

      Temporary differences which give rise to deferred tax assets are as follows:

                                                            1995         1996
                                                         ----------   ----------

Net operating loss carryover                             $1,119,000   $  838,000
Due from affiliate                                        4,759,000    5,274,000
Fixed assets                                                893,000      902,000
Other                                                          --         57,000
                                                         ----------   ----------

                                                          6,771,000    7,071,000
Valuation allowance                                       6,371,000    6,090,000
                                                         ----------   ----------

                                                         $  400,000   $  981,000
                                                         ==========   ==========

                  United Vanguard Homes, Inc. and Subsidiaries

                          March 31, 1994, 1995 and 1996


NOTE F (CONTINUED)

      The Company has net operating loss carryforwards for Federal income tax purposes as of March 31, 1996 of approximately $2,464,000. Such net operating loss carryforwards are subject to several statutory limitations which limit their current and future utilization, and, accordingly, no benefit from such utilization has been provided for. The net operating loss carryforwards expire during fiscal 1997 through 2005, $2,083,000 of which expire in fiscal 1998. The proposed public offering or subsequent equity transactions may trigger an ownership change which could serve to limit the use of some or all of the net operating loss carryforwards.


NOTE G - COMMITMENTS AND CONTINGENCIES

      1.    OPERATING LEASES

            Aggregate rental expense under operating leases was approximately $51,700, $29,100 and $35,000 for the years ended March 31, 1994,
            1995 and 1996, respectively. UVH rents its administrative office facilities from CBF Building Company, an affiliate of VVI, under a lease expiring December 31, 2002, at an annual rental as follows:

                  Fiscal year ending March 31,
                           1997                           $ 35,163
                           1998                             36,921
                           1999                             38,767
                           2000                             40,705
                           2001                             42,740
                           Thereafter                       79,781
                                                          --------

                                                          $274,077
                                                          ========

      2.    PURCHASE COMMITMENT

            The Company may be required to purchase a parcel of land at the Cottage Grove Place retirement facility in Cedar Rapids, Iowa, for $450,000 plus interest and taxes if Cottage Grove Place fails to exercise its option to the property.

                  United Vanguard Homes, Inc. and Subsidiaries

                          March 31, 1994, 1995 and 1996


NOTE G (CONTINUED)

      3.    COLLATERAL

            Under an amended and restated loan agreement of an affiliate of VVI, the lenders hold a second mortgage on the Olds Manor retirement center (net book value of $286,000) in the amount of $1,400,000 and a consolidated mortgage in the amount of $1,000,000 on the Whitcomb Tower and Hillside Terrace (net book value of $1,716,000) collateralizing VVI's $6,350,000 guarantee of a construction loan in connection with Harvest Village Partners L.P., an affiliate of VVI. In addition, VVI has pledged 1,340,573 shares of the Company's common stock owned by VVI as additional collateral for the guarantee.

      4.    GUARANTEES

            The Company guaranteed a bank loan to CBF Building Company. The balance outstanding on this loan is $122,832 at March 31, 1996.

            The Company guaranteed a bank loan to an affiliate of VVI with a balance of $450,000 at March 31, 1996 (Note C).

            The Company is a co-borrower on a line of credit given to VVI in the original amount of $300,000. The balance outstanding at March 31, 1995 and 1996 was approximately $283,000 and $192,000, respectively.

      5.    SELF-INSURANCE

            Effective April 1, 1992, the Company began to partially self-insure for health and medical liability costs for up to a maximum of $300,000 in claims. The Company has insurance coverage for claims above the aforementioned limit. The self-insurance claim liability is determined on a nondiscounted basis based on claims filed and an estimate of claims incurred but not yet reported. The amount of said liability accrued at March 31, 1996 was $192,244.

                  United Vanguard Homes, Inc. and Subsidiaries

                          March 31, 1994, 1995 and 1996


NOTE G (CONTINUED)

      6.    CONCENTRATIONS OF CREDIT RISK AND REVENUES

            Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and receivables.

            The Company maintains its cash in highly rated financial institutions and limits the amount of credit exposure to any one institution. The Company has no bank deposits exceeding federally insured limits.

            A concentration of credit risk exists with respect to development fees and advances and amounts due from affiliates.

      7.    EMPLOYMENT AGREEMENTS

            Effective April 1, 1996, the Company entered into a three-year employment agreement with the Company's Chief Executive Officer, pursuant to which annual cash compensation under the agreement is $100,000 during the first year of employment.

            In addition, as of April 1, 1996, the Company entered into an employment agreement with the Company's President and Chief Operating Officer pursuant to which an annual base salary under the employment agreement is $100,000. In December 1995, the President received a $25,000 cash bonus and the Company agreed to issue 9,000 shares of the Company's common stock valued at $5.55 per share. Additional bonuses of $25,000 and 3,000 shares of the Company's common stock are payable on June 30, 1996 and March 31, 1998, subject to continued employment.

      8.    POSSIBILITY OF CROSS DEFAULT

            An affiliate of VVI was indebted under a first mortgage in the principal amount of $4,087,500. The mortgage securing this loan provides that a default under such loan is a default under each of the Company's Hillside Terrace and Whitcomb Tower Mortgages. Therefore, a potential VVI default on this affiliate's loan could result in the foreclosure of Hillside Terrace and Whitcomb Tower.

                  United Vanguard Homes, Inc. and Subsidiaries

                          March 31, 1994, 1995 and 1996


NOTE G (CONTINUED)

      9.    GOVERNMENT REGULATION

            Health care and senior living facilities are areas of extensive and frequent regulatory change. Changes in the laws or new interpretations of existing laws can have a significant effect on methods of doing business, costs of doing business and amounts of reimbursement from governmental and other payors. The Company at all times attempts to comply with all applicable fraud and abuse laws; however, there can be no assurance that administrative or judicial interpretation of existing laws or regulations will not have a material adverse effect on the Company's operations or financial condition.

            Olds Manor and Hillside Terrace have received deficiency reports from the State of Michigan. Both facilities are taking steps to correct these deficiencies. If those deficiencies are not corrected within a prescribed period of time the State may commence administrative proceedings, which could be a lengthy and costly process and could result in the loss of their license as a home for the aged.

NOTE H - ACCRUED EXPENSES

      Accrued expenses consist of the following at March 31:

                                                            1995         1996
                                                         ----------   ----------

            Interest                                     $  278,036   $   95,551
            Real estate taxes                               277,957        1,814
            Payroll and related taxes                       163,667      220,234
            Insurance                                       161,770      192,244
            Professional fees                                  --        107,200
            Other                                             2,715         --
                                                         ----------   ----------

                                                         $  884,145   $  617,043
                                                         ==========   ==========


NOTE I - STOCKHOLDERS' EQUITY

      1.    COMMON STOCK

            On March 31, 1995, VVI contributed 1,200,000 shares of the Company's common stock to the Company, which the Company then simultaneously retired. As consideration for such contribution, VVI was entitled to be issued one share of common stock for each $5.73 received by the Company in payment of amounts due from Gateway. In 1996, VVI received 120,000 shares as consideration

                  United Vanguard Homes, Inc. and Subsidiaries

                          March 31, 1994, 1995 and 1996


NOTE I (CONTINUED)

            for relinquishing the right to receive such shares upon collection. As the amounts due from Gateway had been fully reserved for by the Company (Note C), the net contribution of shares by the Company has been accounted for in a manner similar to a recapitalization.

            In March 1996, the expiration date on outstanding warrants was extended from March 31, 1996 to April 30, 1996 and the exercise price was adjusted from $6.66 to $3.33 per share. In April 1996, 62,121 shares were issued in connection with the exercise of these warrants.

            In March 1996, the Company offered the convertible mortgageholders and noteholders the option to convert, through April 30, 1996, to common shares at a price of $3.75 instead of prices ranging from $6.67 through $7.22. In April 1996, 347,996 common shares were issued in connection with the offer. As a result of the offer, 167,887 additional shares were issued upon conversion, the estimated fair value of which ($156,466) has been recorded as debt conversion expense in April 1996. Had the conversion of this debt and exercise of warrants taken place at the beginning of 1996, earnings per share would have been $.40 as compared to historical earnings per share of $.51.

      2.    INCENTIVE STOCK OPTION PLAN

            The Company has reserved 300,000 shares of common stock for issue to key employees and/or directors under the Company's Incentive Stock Option Plan (the "1991 Plan"), as amended. A summary of the activity within the 1991 Plan is as follows:

                                 Option price
                                   per share        Granted          Available
                                  -----------     -----------       -----------
Balance, April 1, 1993            $1.33                66,600           233,400
Granted                           $5.55 to $6.10       45,000           (45,000)
                                                  -----------       -----------

Balance, March 31, 1994           $1.33 to $6.10      111,600           188,400

Terminated                        $1.33 to $6.10      (35,400)           35,400
                                                  -----------       -----------

Balance, March 31, 1995           $1.33 to $6.10       76,200           223,800

Terminated                        $1.33                (2,700)            2,700
Granted                           $1.33 to $6.10       53,880           (53,880)
                                                  -----------       -----------

BALANCE, MARCH 31, 1996           $1.33 TO $6.10      127,380           172,620
                                                  ===========       ===========

                  United Vanguard Homes, Inc. and Subsidiaries

                          March 31, 1994, 1995 and 1996


NOTE I (CONTINUED)

            Under the plan, option exercise prices must be at least 100% of the estimated fair market value of the common stock at the time of the grant. Exercise periods are for ten years, but terminate at a stipulated period of time after an employee's death or termination of employment for causes other than disability or retirement. No options have been exercised since inception of the plan. The options become exercisable at the rate of 20% per year. Accordingly, options for an aggregate of 35,220 shares are exercisable at March 31, 1996.

            In June 1996, the Company adopted the 1996 Outside Directors' Stock Option Plan (the "Directors' Plan"), which provides for the granting of options to purchase common stock of the Company to nonemployee directors of the Company. The Directors' Plan authorizes the issuance of a maximum of 90,000 shares of common stock.

            The Directors' Plan is administered by the Board of Directors. Under the Directors' Plan, each nonemployee director elected after April 1, 1996 will receive options for 3,000 shares of common stock upon election. To the extent that shares of common stock remain available for the grant of options under the Directors' Plan, each year on April 1, commencing April 1, 1997, each nonemployee director will be granted an option to purchase 1,800 shares of common stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the common stock as of the date preceding the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. Each option will be for a ten-year term, subject to earlier termination in the event of death or permanent disability.


NOTE J - BUSINESS SEGMENTS

      The Company owns and operates its three residential retirement centers in Michigan to provide living and extended care services to the elderly. In addition to a room, the Company provides significant personal services, including, among other things, meal preparation and health care. The Company's management provides the requisite day-to-day supervision and administration services to various affiliates and nonaffiliated companies. Losses and recoveries have been classified as a separate business segment.

                  United Vanguard Homes, Inc. and Subsidiaries

                          March 31, 1994, 1995 and 1996


NOTE J (CONTINUED)

      Intersegment revenues are not significant. Operating profit is defined as sales and other income directly related to a segment's operations, less operating expenses.

      The following summaries set forth certain financial information classified as described above:

                                    1994             1995              1996
                                  ---------       -----------       -----------
Revenues
     Resident centers             $7,229,631      $ 7,378,492       $ 7,521,196
     Management and development
         companies                  149,925           700,000         1,003,955
                                  ---------       -----------       -----------

                                  $7,379,556      $ 8,078,492       $ 8,525,151
                                  =========       ===========       ===========

Operating profits
     Resident centers             $ 727,733       $ 1,275,106       $ 1,268,361
     Management and development
         companies                  124,925           140,329           551,248
     (Loss) recovery on advances
         to affiliates             (828,663)       (1,650,772)         (296,093)
                                  ---------       -----------       -----------

Income from operations            $  23,995       $  (235,337)      $ 1,523,516
                                  =========       ===========       ===========

      Corporate assets are principally cash, and corporate office equipment, furnishings and related assets.

                                                            1995         1996
                                                         ----------   ----------

Identifiable assets are as follows:
Retirement centers                                       $3,915,156   $3,656,272
Management and development companies                      2,079,448    2,250,917
Corporate                                                   106,778      180,350
                                                         ----------   ----------

                                                         $6,101,382   $6,087,539
                                                         ==========   ==========

                  United Vanguard Homes, Inc. and Subsidiaries

                          March 31, 1994, 1995 and 1996


NOTE K - PRIOR PERIOD ADJUSTMENTS

      The Company restated its previously issued financial statements for the fiscal years ended March 31, 1994 and 1995 to reflect adjustments related to the receivables due the Company from related parties and the associated income reported during those years and in prior periods. The adjustments were necessary as it had been determined that, in part, an entity previously treated as an unrelated and unaffiliated organization can be construed as a related party. Additionally, transactions with other related entities should have been treated as special purpose entities. Accordingly, advances made to said entities and previously recorded management fees and interest income earned on the receivables were erroneously accounted for.

      The results of these adjustments reduced the previously reported net assets by $8,429,983 at March 31, 1993. Therefore, the retained earnings as originally reported in the amount of $60,432 have been adjusted so that, as restated, the Company reflected an accumulated deficit of $8,369,551. The adjustments had the following changes on previously reported results of 1994 operations and financial position:

          Net income (loss)
               As previously reported, March 31, 1994            $   2,108,503
               As restated, March 31, 1994                            (581,723)

          Net income (loss) per common share
               As previously reported, March 31, 1994                    $ .86
               As restated, March 31, 1994                                (.24)

          Retained earnings (deficit)
               As previously reported, March 31, 1993            $      60,432
               As restated, March 31, 1993                          (8,369,551)

                  United Vanguard Homes, Inc. and Subsidiaries

                          March 31, 1994, 1995 and 1996


NOTE L - PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

      On April 19, 1996, the Company entered into an agreement to purchase the Harvest Village facility, a 360-unit senior living facility located in Atco, New Jersey. The purchase is contingent upon certain events, including the consummation of a proposed firm commitment public offering. The purchase price is $17,400,000, consisting of: (i) $13,500,000 in cash (which sum may include the assumption of a first mortgage of $12,500,000),
      (ii) the assignment to seller of a promissory note in the amount of $7,481,953 as of March 31, 1996 due to the Company from Gateway, and (iii) the cancellation of $6,094,000 due from VVI and an affiliate of VVI. The intercompany debt and assignment of the Gateway note have been valued by the parties, based upon an appraisal, at $3.9 million.

      Had the contemplated acquisition taken place at March 31, 1996, the balance sheet would have been as follows:

                                                               Harvest
                                           UVH                 Village           Pro forma adjustments
                                       historical as      historical as of      assuming acquisition and
                                       of March 31,          December 31,          the offerings as of        Pro forma
            ASSETS                         1996                 1995                  March 31, 1996           Amounts
                                       -----------           -----------               -----------           -----------
Current assets
                                                                          (A)       $          (60)
   Cash                                $   210,245           $        60  (E)           24,664,000           $11,374,245
                                                                          (D)          (13,500,000)

   Accounts receivable, net                413,539               920,615  (A)             (920,615)              413,539
   Development fees and advances           270,864                                                               270,864
   Due from affiliates, net                658,717                                                               658,717
   Prepaid expenses and other              274,654                                                               274,654
                                       -----------           -----------               -----------           -----------

         Total current assets            1,828,019               920,675                10,243,325            12,992,019

Property and equipment, net              2,361,698            17,399,200                                      19,760,898

Other assets
   Development fees                        575,017                                                               575,017
   Restricted assets                       176,352                                                               176,352
   Deferred income taxes                   981,000                                                               981,000

                                                                          (E)            1,338,000
   Other assets                            165,453               583,862  (A)             (583,862)            1,503,453
                                       -----------           -----------               -----------           -----------

                                       $ 6,087,539           $18,903,737               $10,997,463           $35,988,739
                                       ===========           ===========               ===========           ===========

                  United Vanguard Homes, Inc. and Subsidiaries

                          March 31, 1994, 1995 and 1996



NOTE L (CONTINUED)

                                                                    Harvest
                                                   UVH               Village         Pro forma adjustments
                                              historical as     historical as of    assuming acquisition and
                 LIABILITIES AND              of March 31,        December 31,         the offerings as of       Pro forma
               STOCKHOLDERS' EQUITY               1996                1995                March 31, 1996          amounts
                                               -----------        ------------            ------------          -----------
Current liabilities
   Current portion of long-term debt        $      626,043        $ 40,768,092   (B)      $(40,768,092)       $     626,043
   Accounts payable                                242,470                                                          242,470
   Accrued expenses                                617,043           1,362,557   (B)        (1,362,557)             617,043
   Income taxes payable                            442,371                                                          442,371
                                               -----------        ------------            ------------          -----------

         Total current liabilities               1,927,927          42,130,649             (42,130,649)           1,927,927

Resident security deposits                         314,705                                                          314,705

Long-term debt, less current portion             7,172,982                       (E)        12,500,000           19,672,982

Stockholders' deficiency
Common stock                                        18,278                       (E)            18,000               36,278
Additional paid-in capital                       5,619,905                       (E)        13,484,000           19,103,905
Accumulated deficit                             (8,966,258)        (23,226,912)  (C)        27,126,112           (5,067,058)
                                               -----------        ------------            ------------          -----------

                                                (3,328,075)        (23,226,912)             40,628,112           14,073,125
                                               -----------        ------------            ------------          -----------

                                               $ 6,087,539        $ 18,903,737            $ 10,997,463          $35,988,739
                                               ===========        ============            ============          ===========

                  United Vanguard Homes, Inc. and Subsidiaries

                          March 31, 1994, 1995 and 1996


NOTE L (CONTINUED)

      The pro forma results of operations for the year ended March 31, 1996 of the Company, assuming the acquisition had taken place on April 1, 1995, would have been as follows:

                                                                              Harvest
                                                             UVH              Village
                                                         historical         historical
                                                          for  the            for  the        Pro forma adjustments
                                                         year ended          year ended     assuming acquisition and
                                                          March 31,         December 31,       the offerings as of     Pro forma
                                                            1996                1995              April 1, 1995         amounts
                                                         -----------        -----------            ------------     ------------
Operating revenues
   Residents' services                                   $ 4,966,058                                                $  4,966,058
   Health care services                                    2,555,138                                                   2,555,138
   Development fees                                        1,003,955                                                   1,003,955
   Rental income                                                            $ 1,689,372  (A)      $    860,628         2,550,000
                                                         -----------        -----------            ------------     ------------

                                                           8,525,151          1,689,372                860,628        11,075,151
                                                         -----------        -----------            ------------     ------------

Operating expenses
   Residence operating expenses                            5,912,624                                                   5,912,624
   General and administrative                                414,703            162,056  (E)          (158,856)          417,903
   Depreciation and amortization                             378,215          1,115,881  (B)          (419,881)        1,074,215
   Provision for loss on advances to
      affiliates                                             296,093                                                     296,093
                                                         -----------        -----------            ------------     ------------

                                                           7,001,635          1,277,937               (578,737)        7,700,835
                                                         -----------        -----------            ------------     ------------

         Income from operations                            1,523,516            411,435              1,439,365         3,374,316

Other income (expense)
   Interest expense, net                                    (600,871)        (3,894,837) (C)         2,698,537        (1,797,171)
   Other income                                              109,022                                                     109,022
                                                         -----------        -----------            ------------     ------------

         Income (loss) before income taxes                 1,031,667         (3,483,402)             4,137,902         1,686,167

Income taxes                                                 420,000                    (D)            255,000           675,000
                                                         -----------        -----------            ------------     ------------

         NET INCOME (LOSS)                               $   611,667        $(3,483,402)          $  3,882,902      $  1,011,167
                                                         ===========        ===========            ============     ============

Earnings per share                                       $       .51                                                $        .34
                                                         ===========                                                ============

Common shares and equivalents
   outstanding                                             1,199,146                                                   2,999,146
                                                         ===========                                                ============


      The pro forma adjustments below were prepared from data currently available and in some cases are based on estimates or approximations. It is possible that the actual amounts to be recorded may have an impact on the results of operations and the balance sheet different from that reflected in the

                  United Vanguard Homes, Inc. and Subsidiaries

                          March 31, 1994, 1995 and 1996


NOTE L (CONTINUED)

      accompanying unaudited pro forma condensed consolidated financial statements. It is therefore possible that the entries presented below will not be the amounts actually recorded at the closing date. Deferred income taxes have not been considered in the pro forma balance sheet because they are not expected to be material at the time of the consummation of the acquisitions.

      The following pro forma adjustments have been recorded assuming the purchase of Harvest Village and the Offerings have been consummated as of the prospective balance sheet date and as of the beginning of the period for each respective pro forma statement of operations.

      BALANCE SHEET

      (A) To reflect assets of Harvest Village not acquired by the Company.

      (B) To reflect liabilities assumed or satisfied by VVI and not required by the Company.

      (C) To eliminate the historical deficit of Harvest Village and reflect the cancellation of intercompany debt valued at $3.9 million (subject to founders' cost limitations) as purchase consideration.

      (D) To reflect cash consideration paid for Harvest Village.

      (E) To record the proceeds of the issuance of 1,800,000 shares of the Company's common stock, 1,800,000 warrants to purchase common stock and the issuance of convertible notes aggregating $12,500,000, net of underwriting discounts and expenses.

      STATEMENT OF OPERATIONS

      (A) To adjust rental income to amounts payable by Gateway pursuant to the lease agreement assumes Gateway is financially able to pay rental amounts currently.

      (B) To adjust depreciation and amortization expense to reflect the elimination of capitalized costs not acquired, depreciation is being provided using an estimated life of 25 years and the straight-line method.

                  United Vanguard Homes, Inc. and Subsidiaries

                          March 31, 1994, 1995 and 1996


NOTE L (CONTINUED)

      (C)  To  adjust   interest   expense  to  reflect   the   elimination   of
      preacquisition Harvest Village debt and to provide for interest expense related to the proposed convertible debt offering.

      (D) To adjust income tax expense.

      (E) To eliminate general and administrative expenses not to be incurred by the Company.

      The following unaudited statement is a pro forma estimate for a twelve-month period of taxable income and funds available from operations of the Company. The pro forma estimate is based upon the historical operating results of the Company for the twelve months ended March 31, 1996 and Harvest Village for the twelve months ended December 31, 1995, adjusted for the Company's proposed public offering and the acquisition of Harvest Village. This statement does not purport to, nor is it intended to, forecast actual operating results for any future period.

This statement should be read in conjunction with (i) the historical financial statements and notes thereto of the Company and Harvest Village Partners, L.P. and (ii) the pro forma financial statements of the Company.

                                                                  (in thousands)

Estimate of taxable net operating income
     Historical pretax earnings of the Company, exclusive of
          depreciation and amortization (1)                           $ 1,410
     Historical loss of Harvest Village, exclusive of
          depreciation and amortization (2)                            (2,368)
                                                                       ------

                                                                         (958)
Pro forma adjustments relating to the acquisition of
     Harvest Village and the proposed public offering
Additional rental income (3)                                              861
Reduction of interest expense (4)                                       2,758
                                                                        -----

                                                                        2,661
                                                                        -----

                  United Vanguard Homes, Inc. and Subsidiaries

                          March 31, 1994, 1995 and 1996


NOTE L (CONTINUED)

                                                                  (in thousands)

     Tax basis depreciation and amortization (5)
          The Company                                                 $  (378)
          Harvest Village                                                (435)
                                                                        -----

Pro forma estimated taxable net operating income                      $ 1,848
                                                                      =======
Estimate of pro forma operating funds available
     Pro forma estimated taxable net operating income                 $ 1,848
     Add
          Tax basis depreciation and amortization                         750
     Less
          Estimated provision for income taxes (6)                       (740)
          Rental income not received (7)                                 (378)
                                                                         ----

Estimate of pro forma operating funds available (8)                   $ 1,480
                                                                      =======

(1)  Derived from the historical results of operations of the Company.
(2)  Derived from the historical results of operations of Harvest Village.
(3) To adjust rental income to amounts payable by Gateway pursuant to the lease agreement.
(4) To adjust interest expense to reflect the elimination of preacquisition Harvest Village debt and to provide for interest expense related to the proposed convertible debt offering.
(5) Tax basis depreciation expense for the Company is not materially different than for financial reporting purposes. Tax basis depreciation for Harvest Village is based upon the purchase price, depreciated on a straight-line method over a 40-year life.
(6) To provide for estimated income tax expense using a combined Federal and local rate of 40%.
(7) To reduce funds available from operations for rents not anticipated to be received until subsequent periods.
(8) Operating funds available do not represent cash generated from operating activities in accordance with generally accepted accounting principles and are not necessarily indicative of cash available to fund cash needs.

                  United Vanguard Homes, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                              Charged to
                                        Balance at        Charged to             other                           Balance at
                                         beginning         costs and          accounts -         Deductions -      end of
            Description                  of period         expenses          describe (a)          describe        period
            -----------                  ---------         --------          ------------          --------        ------
Allowance for doubtful accounts
     Year ended March 31, 1996           $    40,550                                                 $(550)      $       40,000
                                         ===========                                                  ====       ==============

     Year ended March 31, 1995           $    25,750        $    14,800                                          $       40,550
                                         ===========        ===========                                          ==============

     Year ended March 31, 1994           $    10,950        $    14,800                                          $       25,750
                                         ===========        ===========                                          ==============



Reserve for losses of affiliates
     Year ended March 31, 1996           $13,809,704        $   296,093         $   975,908                      $   15,081,705
                                          ==========        ===========         ===========                      ==============

     Year ended March 31, 1995           $11,079,653        $ 1,650,772         $ 1,079,279                      $   13,809,704
                                          ==========        ===========         ===========                      ==============

     Year ended March 31, 1994           $ 8,666,595        $   828,663         $ 1,584,395                      $   11,079,653
                                         ===========        ===========         ===========                      ==============


(a)   Fees and interest charged to affiliates not recognized.