Form 10QSB
period 1996-12-31
UNITED VANGUARD HOMES INC /DE
filed 1997-04-30
CIK 21221

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)


/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1996

/  /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ______________

Commission file number 0-5097

                           UNITED VANGUARD HOMES, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            Delaware                                         11-2032899
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                    (IRS Employer Identification
 Incorporation or Organization)                               Number)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 31, 1996, there were outstanding 3,320,950 shares of the Registrant's Common Stock, $.01 par value.

         Transitional Small Business Disclosure Format:

                                 Yes / /No / X /

                                   FORM 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION:                                        Page No.

         Consolidated Balance Sheets (Unaudited) -
           Dec. 31 and March 31, 1996........................................2

         Consolidated Statement of Earnings (Unaudited)
           Three and Nine Months Ended December 31, 1996 and 1995 ...........4

         Consolidated Statement of Stockholders' Deficiency (Unaudited)
           Nine Months Ended Dec. 31, 1996...................................5

         Unaudited Consolidated Statement of Cash Flows
           For the Nine Months Ended Dec. 31, 1996 and 1995..................6

         Notes to Unaudited Consolidated Financial Statements................7

         Management's Discussion and Analysis or Plan of Operation...........9

PART II. OTHER INFORMATION:

         Exhibits and Reports on Form 8-K...................................11

         Signatures.........................................................12

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                     ASSETS

                                                                  Dec. 31,               March 31,
CURRENT ASSETS                                                      1996                   1996
                                                                    ----                   ----

      Cash                                                         $  534,820             $  210,245
      Accounts receivable, less allowance for doubtful
        accounts of $40,000                                           529,721                413,539
      Development fees and advances                                   408,504                270,864
      Due from affiliates, net                                        165,189                658,717
      Prepaid expenses and other                                      271,684                274,654
                                                                   ----------             ----------
                 Total current assets                               1,909,918              1,828,019


PROPERTY AND EQUIPMENT - NET                                        2,315,730              2,361,698


OTHER ASSETS

      Development fees                                                795,020                575,017
      Restricted assets                                                99,600                176,352
      Deferred income taxes                                           981,000                981,000
      Other assets                                                    128,256                165,453
                                                                   ----------             ----------
                                                                    2,003,876              1,897,822
                                                                   ----------             ----------

                                                                   $6,229,524             $6,087,539
                                                                   ==========             ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY



                                                                     Dec. 31,              March 31,
                                                                       1996                 1996
                                                                       ----                 ----
CURRENT LIABILITIES
      Current portion of long-term debt                           $ 4,847,802               $626,043
      Accounts payable                                                162,202                242,470
      Accrued expenses                                              1,228,685                617,043
      Income taxes payable                                            416,389                442,371
                                                                  -----------            -----------
                 Total Current Liabilities                          6,655,078              1,927,927

RESIDENT SECURITY DEPOSITS                                            315,214                314,705

LONG-TERM DEBT, less current portion                                1,853,626              7,172,982

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
      Preferred stock $.001 par value; 1,000,000
        shares authorized; none issued and outstanding
      Common stock, $.01 par value;  authorized,
        14,000,000 shares;  issued and outstanding,
        3,320,950 shares and 1,827,833 shares in
        Dec. 31, and March 31, 1996, respectively                      33,210                 18,278
      Additional paid-in capital                                    7,205,226              5,619,905
      Accumulated deficit                                          (9,832,830)            (8,966,258)
                                                                   ----------             ----------
                                                                   (2,594,394)            (3,328,075)
                                                                   ----------             ----------

                                                                   $6,229,524             $6,087,539
                                                                   ==========             ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS

                                   (UNAUDITED)




                                                              For the Three Months               For the Nine Months
                                                              Ended December 31,                 Ended December 31,
                                                              1996             1995              1996             1995
                                                              ----             ----              ----             ----

Operating Revenues:
     Resident Services                                        $ 1,256,595     $1,207,920       $3,777,826      $3,631,923
     Health care services                                         656,567        659,458        1,973,387       1,970,920
     Management Fees                                               30,000           -              30,000               -
     Development fees                                              81,040        510,215          220,000         930,215
                                                              -----------     ----------       ----------      ----------
                                                                2,024,202      2,377,593        6,001,213       6,533,058

Operating Expenses:
     Residence operating expenses                               1,590,863      1,571,891        4,566,278       4,432,632
     General and administrative                                   249,824        139,058          557,967         301,630
     Depreciation and amortization                                 65,966         94,141          203,922         312,693
     Provision for loss on (Recovery of)
      advances to affiliates                                            -        (41,898)          42,494         354,461
                                                              -----------     ----------       -----------     ----------
                                                                1,906,653      1,763,192        5,370,661       5,401,416

            Income from operations                                117,549        614,401          630,552       1,131,642

Other Income (expense)
     Interest expense, net                                       (145,399)      (113,181)        (415,327)       (460,763)
     Other income                                                  13,531        119,291          129,677         163,474
     Debt conversion expense                                            -              -         (156,466)              -
     Cost related to aborted Public Offering                   (1,000,000)             -       (1,000,000)              -
                                                              ------------    ----------       -----------       --------

            Income before income taxes                         (1,014,319)       620,511         (811,564)        834,353

Income Taxes                                                      (47,492)       252,615           55,008         339,672
                                                              ------------    ----------       -----------      ----------

            NET INCOME (LOSS)                                 $  (966,827)    $  367,896        $(866,572)      $ 494,681
                                                              ============    ==========        ==========      ==========

Earnings per share                                                  $(.29)        $.32              $(.39)             $.25

Common shares and equivalents outstanding                       3,320,950      1,158,118           2,243,895       1,972,342


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                       NINE MONTHS ENDED DECEMBER 31, 1996

                                   (UNAUDITED)


                                                                  Additional
                                                                    Paid-in          Accumulated
                                           Shares        Amount      Capital             Deficit           Total
                                           ------        ------      -------             -------           -----

Balance, April 1, 1996                   1,827,833      $18,278     $5,619,905       $(8,966,258)       $(3,328,075)

Shares issued upon conversion
 of debt                                   347,996        3,480       1,386,918                           1,390,398

Exercise of warrants                        62,121          622        206,452                              207,074

Shares issued as compensation                3,000           30           2,751                               2,781

Shares reissued to VVI previously
  canceled conditional on completion
  of public offering                     1,080,000       10,800        (10,800)


Net loss for the nine months
  ended December 31, 1996                                                               (866,572)          (866,572)
                                         ---------      --------     ----------      -----------        -----------

Balance, December 31, 1996               3,320,950      $33,210      $7,205,226      $(9,832,830)       $(2,594,394)
                                         =========      =======      ==========      ============       ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                      FOR THE NINE MONTHS ENDED DECEMBER 31


                                                                           1996               1995
                                                                           ----               ----
Cash flows from operating activities
  Net income                                                             ($866,572)          $494,681
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities
          Depreciation and amortization                                    238,925            312,742
          Common stock issued for services                                   2,781
          Deferred income taxes                                                              (498,309)
          Debt Conversion expense                                          156,466
          Changes in operating assets and liabilities
            Accounts receivable, advances and other receivables            (73,708)           877,504
            Prepaid expenses and other                                      18,578           (296,466)
            Development fees                                               154,806            368,034
            Decrease in due to affiliates                                  (61,278)
            Accounts payable                                               (80,365)           (38,940)
            Accrued expenses                                               611,642           (166,912)
            Income taxes payable                                           (26,000)           196,119
            Resident security deposits                                         507              8,037
            Deferred revenue                                                                 (177,221)
                                                                         ---------          ---------

          Net cash provided by operating activities                         75,782          1,079,269
                                                                         ---------          ---------

Cash flows used in investing activities
  Purchases of property and equipment                                     (144,600)           (46,257)
                                                                          ---------           --------

Cash flows from financing activities
  Proceeds from borrowings on mortgages and notes payable                  547,591
  Principal repayments of mortgages and notes payable                     (352,612)        (1,489,905)
  Proceeds from exercise of warrants                                       207,074
  Increase in additional paid-in capital                                                      661,167
  Increase in deferred cost                                                 (8,660)
                                                                           -------         ----------

          Net cash used in financing activities                            393,393           (828,738)
                                                                           -------           --------

          NET INCREASE IN CASH                                             324,575            204,274

Cash at beginning of period                                                210,245            249,561
                                                                           -------           --------
Cash at end of period                                                     $534,820           $453,835
                                                                          ========           ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for
          Interest                                                        $416,000           $470,000
                                                                          ========           ========
          Income taxes                                                     $81,000                 $0
                                                                          ========           ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

  The accompanying consolidated balance sheet as of December 31, 1996 and March 31, 1996, and the related consolidated statements of earnings and cash flows for the nine month periods ended December 31, 1996 and 1995 and the statement of stockholders' deficiency for the nine month period ended December 31, 1996 have been prepared by the management of United Vanguard Homes, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of and for the nine months ended December 31, 1996 have been made.

  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996. The results of operations for the period ended December 31, 1996 are not necessarily indicative of the operating results expected for a full year.

NOTE B - STOCKHOLDERS' EQUITY

     CONVERTIBLE DEBT

     In March 1996, the Company offered the convertible mortgage holders and noteholders the option to convert, through April 30, 1996, to shares of common stock at a price of $3.75 instead of prices ranging from $6.67 through $7.22. In April 1996, 347,996 common shares were issued in connection with the offer. As a result of the offer, the Company issued 167,877 additional shares upon conversion, the fair value of which, $156,466, has been recorded as debt conversion expense in the accompanying consolidated statement of operations for the nine months ended December 31, 1996.

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

NOTE D - WITHDRAWAL FROM PUBLIC OFFERING

     The Company withdrew from its Public Offering due to adverse market conditions relating to the senior living facility industry sector at the time of the Offering.

NOTE E - RE-ISSUE OF COMMON STOCK

     Due to the cancellation of the Public Offering, 1,080,000 shares were re-issued to Vanguard Ventures, Inc. which were previously canceled conditional on completion of the Public Offering.

NOTE F - PROMISSORY NOTE

     In August 1996, the Company received a $450,000 installment loan from State Bank of Long Island. The principal is payable in 36 equal installments plus interest at prime plus 1 1/2.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NINE MONTHS ENDED 1996 VS. 1995

REVENUES

     Net revenues of the Company represent its gross consolidated revenues, less charitable and Supplementary Social Security Income discounts.

     Net revenues decreased by $532,000, or 8%, from $6,533,000 in the 1995 period to $6,001,000 in the 1996 period. Approximately $710,000 of the decrease represented development fees. Development fees can vary substantially from quarter to quarter depending upon the number of projects in development, the percentage of completion and, in certain instances, the project owner's financial condition. Development fees are generally deferred in periods in which the project owner's ability to remit such fees is uncertain. Resident and healthcare services revenues increased by $148,000, or 3%, from $5,604,000 in the 1995 period to $5,752,000 in the 1996 period. Resident and healthcare services revenues increased as a result of higher rates as well as a slight increase in occupancy rates.

RESIDENCE OPERATING EXPENSES

     Residence operating expenses include all retirement and healthcare center operating expenses, including, among other things, payroll and employments costs, food, utilities, repairs and maintenance, insurance and property taxes.

     Residence operating expenses increased by $134,000, or 3%, from $4,430,000 in the 1995 period to $4,570,000 in the 1996 period. During the 1996 period, payroll costs increased by approximately $173,000 due to salary increases and additional personnel. Further, in the 1996 period, $173,000 of additional maintenance was performed at the Company's Michigan facilities as part of the Company's refurbishment plan.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses include all marketing costs, as well as the general and administrative expenses incurred at the Company's principal executive offices. General and administrative expenses include, among other things, administrative salaries, rent, utilities, insurance and related expenses.

     General and administrative expenses increased by $303,000, or 85%, from $302,000 in the 1995 period to $558,000 in the 1996 period. The increase is primarily attributable to increased administrative staff and salary increases.

PROVISION FOR RECOVERY ON ADVANCES TO AFFILIATES

     Losses on advances to affiliates decreased by $312,000 in the 1995 period to $43,000 in the 1996 period. The decrease is primarily attributable to the Company's successful turn around efforts at the Whittier, an affiliate managed by the Company, and by a reduction in operating cash requirements of other affiliates.

COSTS RELATED TO ABORTED PUBLIC OFFERING

     A write-off of estimated expenses incurred during the nine month period ended December 31, 1996 in connection with the proposed Public Offering, Registration Statement Nos. 33-80812 and 333-09037.

INTEREST EXPENSE, NET

     Interest expense, net, decreased by $45,000 or 10%, from $461,000, in the 1995 period to $415,000 in the 1996 period. The decrease is primarily attributable to the conversion of $1,305,000 of debt to equity.

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

INCOME TAXES

     Income taxes decreased by $285,000, or 83%, from $340,000 in the 1995 period to $55,000 in the 1996 period. The decrease is due to the Net Loss primarily attribute to the write-off of costs related to the aborted Public Offering.




LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996 the Company's cash position was improved by $324,600 due to the August 1996 installment loan. Current liabilities were up $4,700,000, primarily due to the reclassification of part of the Company's mortgage debt from long-term to short-term. Mortgages on Hillside Terrace and the Whitcomb Tower in the amount of $4,330,000 are due April 30, 1997. Failure to extend or refinance these mortgages would have a material adverse effect on the Company. However, the Company anticipates that these mortgages will be extended on a year-to-year basis as they have been for the last two years. In addition, the Company is pursuing alternate permanent financing for these properties.

     When used in Management's Discussion and Analysis or Plan of Operation, the words "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.



THREE MONTHS 1996 VS. 1995

     The principal reasons for the changes in operations for the three months ended December 31, 1996 vs. 1995 are outlined in the discussion of the Nine months Results. No material items which adversely affected liquidity and the financial position occurred in the three-month period.

                          Part II -- OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

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


                             /s/ Carl G. Paffendorf
                             -----------------------------------------
                             Carl G. Paffendorf, Chairman of the Board


                             /s/ Paul D'Andrea
                             -----------------------------------------
                             Paul D'Andrea, Vice President - Finance



Date:  April 30, 1997