Form 10KSB
period 1997-03-31
UNITED VANGUARD HOMES INC /DE
filed 1998-08-14
CIK 21221

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-KSB

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

/ / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended  MARCH 31, 1997
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________________ to ________________

                          Commission file number 0-5097

                           UNITED VANGUARD HOMES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                11-2032899
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. employer identification no.)
 of incorporation or organization)

4 Cedar Swamp Road, Glen Cove, New York                   11542
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code: (516) 759-1188

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:
                                                    Common Stock, $.01 par value

         Check whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes /  /    No /X/

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         State   Registrant's   revenues  for  its  most  recent   fiscal  year:
$7,962,433.

         State the aggregate market value of Registrant's outstanding voting Common Stock held by non-affiliates of Registrant: $2,000,000.

            As of March 31, 1998, there were 3,309,890 shares outstanding of Registrant's Common Stock.

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format:  Yes / /  No  /X/

                                     PART I

Item 1.     DESCRIPTION OF BUSINESS

         THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED HEREBY. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTY. ALTHOUGH REGISTRANT BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE, AND THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY REGISTRANT OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF REGISTRANT WILL BE ACHIEVED.

GENERAL

            United Vanguard Homes, Inc. ("Registrant"), a Delaware corporation, was originally organized on September 26, 1988 ("Old UVH") in order to combine various activities relating to the development, ownership and management of senior living facilities organized and operated by Vanguard Ventures, Inc. ("Vanguard") and its principals beginning in 1980. On March 30, 1993, Old UVH merged into Coap Systems Inc. ("Coap"), a relatively inactive, publicly-owned subsidiary of Vanguard, and simultaneously Coap changed its name to United Vanguard Homes, Inc. Although Registrant is subject to the information requirements of the Securities Exchange Act of 1934, there are only a few shares of Registrant's common stock, $.01 par value per share ("Common Stock") in the public float and there is no public market for the Common Stock. Registrant is currently a majority-owned subsidiary of Vanguard.

         Registrant is an owner, manager and developer of senior living facilities which provide housing and various levels of care and services for the elderly.

                                           FISCAL YEAR ENDED MARCH 31,
                                           ---------------------------
                                     1995                1996          1997
                                     ----                ----          ----

Statement of Operations Data:

   Revenues:
       Resident services          $ 4,887,000       $ 4,966,000     $ 5,000,000
       Healthcare services          2,491,000         2,555,000       2,682,000
       Management Fees                      0                 0          60,000
       Development fees               700,000         1,004,000         220,000
                                  -----------       -----------    ------------
               Total revenues     $ 8,078,000       $ 8,525,000     $ 7,962,000
                                  ===========       ===========    ============

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

            As residents of senior living facilities "age-in-place," they generally require more assistance. In each of Registrant's currently owned and/or managed senior living facilities, a significant shift in the needs of residents from independent living services to assisted living services has taken place, and to accommodate residents, Registrant is in the initial stages, subject to regulatory approval, of converting a number of its independent living apartments in certain of its properties to assisted living units.

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

BUSINESS STRATEGY

            GENERAL. Registrant's business strategy is based upon the experience of its management team in the senior living industry and on the growing demand for senior living facilities as an increasingly preferred life style for the elderly. Registrant intends to capitalize on these two factors by (i) providing a full range of high-quality personalized resident care and services; (ii) pursuing development opportunities for itself or on behalf of others; and (iii) acquiring properties in the open market or through the exercise of purchase options obtained in the development process.

            PERSONALIZED RESIDENT CARE AND SERVICES. Registrant believes that income qualified elderly would choose residential CCRCs and assisted living facilities over skilled nursing facilities when given the choice. Registrant believes that the elderly would choose the residential assisted living facility alternative because of the significant quality of life advantages which they offer. Consequently, providing a high quality of life for its residents in a safe, healthy and secure environment is the foundation of Registrant's business strategy.

            In furtherance of this strategy, Registrant has structured its senior living facilities to offer residents a supportive, "home-like" setting and availability of assistance with activities of daily living ("ADLs"). Its facilities are, in many respects, similar to conventional apartment living with enhanced services allowing residents a more independent and social lifestyle than they would receive in a skilled nursing facility or, in most cases, at home. At the same time, support is provided in a manner sufficient to meet residents' requirements. General services in Registrant's residences include the provision of three meals per day, laundry, housekeeping and maintenance. Available support services include personal and routine nursing care, social and recreational services and transportation. Personal care includes assistance with activities such as bathing, dressing, personal hygiene, grooming, and eating and ambulating. Registrant also provides or makes available routine nursing services (in addition to its skilled nursing facility services), entertainment, banking and shopping. Generally, however, Registrant is able to tailor the changing needs of its residents through the use of individual service contracts and flexible staffing patterns.

            DEVELOPMENT OPPORTUNITIES. Operating revenues and management fees are generally stable once a facility is fully occupied. At that point, growth in revenue of Registrant becomes dependent upon development and management fees received through the development and management of additional senior living facilities on behalf of others. Consequently, the second part of Registrant's business strategy is to increase the number of senior living facilities it develops and manages for itself or on behalf of others, in part through a strategy whereby Registrant may enter into an agreement with an unaffiliated third-party entity, which may be a not-for-profit organization exempt from federal income taxes under ss. 501(c)(3) of the Internal Revenue Code of 1986, as amended (the "Code") (a "501(c)(3) organization"), to develop a senior living facility for such entity. Registrant would generally attempt to obtain a management agreement to operate the facility upon its completion as well as a fair market value option to purchase the facility at a future time. Through this type of transaction, if the unaffiliated entity is adequately financed, Registrant would not incur the start-up development costs and operating losses typically associated with the development and initial operation of a senior living facility because Registrant would not be the owner. However, prior to entering into such agreement, Registrant may incur certain initial expenses associated with its site selection process. Registrant would earn a development fee for the development of the senior living facility and a management fee for its operation and might exercise its option, if any, to purchase the senior living facility. The unaffiliated third-party entity would benefit through the attainment of a turnkey senior living facility.

            Registrant's development program will initially focus on site selection and residence size, both of which Registrant believes are essential to the success of its development projects. In evaluating a prospective development site, Registrant will consider primarily the strength of the market demand and the ability to maximize the efficiency of its management resources in a specific market or "cluster." Accordingly, Registrant intends to select sites so that it can strategically place three to five senior living facilities within a 200-mile radius, creating a regional cluster of senior living facilities. Registrant believes that the clustering concept will allow it to reduce costs by sharing certain management, marketing and operational resources within the regional cluster. Registrant intends to locate its assisted living facilities in well-established residential neighborhoods in communities where the population typically ranges from 40,000 to 100,000 people. The size of a typical community for a CCRC would generally be somewhat larger, ranging between 100,000 and 500,000 people. Registrant intends to pursue the development of senior living facilities in communities that show a strong need for senior living services and a higher than average percentage of middle-aged or elderly individuals. Other factors that are considered in the site selection process include the level of competition, the local labor market, the state and local legislative and regulatory environment and the presence of strong community support for senior living facilities.

            Once a site is selected, Registrant may either advance funds to the unaffiliated third-party owner of the facility, which funds would be secured by the assets of the unaffiliated third-party entity acquired with the advanced funds, principally the land for the proposed facility, or expend funds itself, on behalf of the third parties. To the extent such advances are not secured by land, they will be reserved as uncollectible until the unaffiliated entity can repay the advances. While these advances may at times consist of Registrant's working capital, Registrant may also seek to arrange, through Vanguard or other sources, short term financing to satisfy the project's initial funding requirements. Registrant may set up a special purpose wholly-owned subsidiary which would issue the debt, which debt may then be convertible into Registrant's Common Stock. It is intended that these advances would be repaid from the proceeds of construction financing arranged by Registrant on behalf of the unaffiliated third-party entity. Registrant may be restricted from recording as a receivable any advances to the unaffiliated third-party entity under certain circumstances. Registrant would then, pursuant to project development agreements, act as the project developer for what would typically be a development fee of 7.5 percent of the project's soft and hard costs. Once the project is completed, Registrant may act as the manager of the facility pursuant to a management agreement, which would provide for a management fee of between four and five percent of the facility's gross revenue, depending on the type of facility.

            ACQUISITION OF PROPERTIES. In addition to the development and management of senior living facilities for third parties, Registrant may acquire existing senior living facilities. These acquisitions may be effected either through the exercise of a purchase option obtained on properties which Registrant had developed for third parties or through acquisitions in the open market.

            When a facility managed by Registrant attains a level of profitability after the payment of debt service and management fees (usually after stabilized occupancy in excess of 90% and at times lower depending on the level of debt service) and Registrant has a purchase option, the exercise of Registrant's option will be considered.

SERVICES AND AMENITIES

            Registrant's senior living facilities offer residents a supportive, "home-like" setting and availability of assistance with assistance in daily living (ADLs). The independent and assisted living community is very similar in many respects to conventional apartment living with enhanced services allowing the residents to live independently but yet socialize in a safe environment. Residents are individuals who, for a variety of reasons, cannot live alone but do not typically need the 24-hour skilled medical care provided in skilled nursing facilities. Services provided or available to these residents are designed to respond to their individual needs and to improve their quality of life. This individualized assistance is available 24 hours a day, to meet both anticipated and unanticipated needs. General services in Registrant's residences include the provision of three meals per day, laundry, housekeeping and maintenance. Available support services provided by facility staff or outside agencies include personal and routine nursing care, social and recreational services, transportation and special services needed by the resident. Personal care includes assistance with activities such as bathing, dressing, personal hygiene, grooming, as well as eating and ambulating assistance. Routine nursing services, which are made available and are provided according to the resident's individual need and state regulatory requirements, include assistance with taking medication, skin care and injections. Organized activities are available for social interaction and entertainment. Special services available include banking, grocery shopping and pet care. Although a typical package of basic services provided to a resident includes meals, housekeeping, laundry and personal care, Registrant does not have a standard service package for all residents. Instead, it is able to accommodate the changing needs of its residents through the use of individual service contracts and flexible staffing patterns.

            As Registrant's residents age, the level of care required by particular residents is expected to increase. Registrant's multi-tiered rate structure for the services it provides is based upon the acuity of, or level of services needed by, each resident. Supplemental and specialized health and personal care services for those residents requiring 24-hour supervision or more extensive assistance with ADLs is provided to the residents by third-party providers who are reimbursed directly by the resident or a third-party payor (such as Medicaid or Medicare). In the event that a resident's acuity reaches a level such that Registrant is unable to meet such resident's needs, Registrant maintains relationships with local hospitals and skilled nursing facilities to facilitate a transfer of the resident. A resident of Registrant's CCRCs would be transferred to the skilled nursing component at the facility, if there are available beds at such facility.

            Phoenix  Lifecare  Corp.,  a 501(c)(3)  organization,  provides home
healthcare   services  to  residents  of  Registrant's   Whittier  and  Whitcomb
facilities.

OPERATIONS

             The day-to-day operations of each senior living facility are managed by an on-site administrator who is responsible for the overall operation of the senior living facility, including quality of care, marketing, social services and financial performance. The administrator is assisted by professional and non-professional personnel, some of whom may be independent providers or part-time personnel, including nurses, personal service assistants, maintenance and dietary personnel. The routine nursing services are provided by a nurse who is typically employed by Registrant, subject to state regulatory requirements. The nursing hours vary depending on the residents' needs. Registrant consults with outside providers, such as pharmacists and dieticians, for purposes of medication review, menu planning and responding to any special dietary needs of its residents. Personal care, dietary services, housekeeping and laundry services are performed primarily by personal service assistants who are full-time employees of Registrant. At The Whitcomb and The Whittier, which are not licensed to provide personal care or nursing services, such services are provided by Phoenix Lifecare Corp.

            Registrant provides management services to each of its senior living facilities which include the development of operating standards and the provision of recruiting, training and accounting services. It is anticipated that, if Registrant grows, it will establish regional offices that will include a regional manager to oversee six to ten senior living facilities. The regional manager will be responsible for monitoring and supervising all aspects of operations in the region, including reviewing and monitoring compliance with corporate policies and procedures and acting as a liaison between the senior living facilities and corporate headquarters.

            Presently, senior living facility personnel are supported by a corporate staff based at Registrant's headquarters. Corporate personnel work with the on-site administrator with respect to the establishment of senior living facility goals and strategies, quality assurance oversight, development of Registrant policies and procedures, development and implementation of new programs, cash management and treasury functions, human resource management and development.

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

MARKETING

            Registrant's senior living facilities provide affordably priced housing, personalized support and healthcare services and primarily target private-pay residents. By targeting senior living facility development projects primarily in upper middle income communities and by maintaining competitive pricing, Registrant believes it will be able to achieve high occupancy levels. Registrant has found an effective niche in the upper middle income market between the high income prospect who can afford to obtain services at home and the low income prospect who cannot afford to live in Registrant's senior living facilities.

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

            Government payments for assisted living outside of a skilled nursing facility have been limited. Some state or local governments offer subsidies for rent or services for low income elderly. Others may provide subsidies in the form of additional payment for those who receive SSI payments. Medicaid provides reimbursement for certain financially or medically needy persons, regardless of age, and is funded jointly by federal, state and local governments. Medicaid reimbursement varies from state to state. Only a limited number of states have Medicaid Waiver programs that allow them to pay for assisted living care. Without a Medicaid Waiver Program, states can only use federal Medicaid funds for care in skilled nursing facilities.

GOVERNMENT REGULATION OF SENIOR LIVING FACILITIES

            In general, senior living facilities and healthcare services are subject to extensive government regulation. The senior living facilities owned and managed by the Registrant are subject to state regulation and licensing requirements and to Certificates of Need (CON) or similar statutes under which a proposed operator must demonstrate public need for skilled nursing beds or assisted living units and satisfy other criteria. The operators of those facilities must also comply with any cost reporting or other reporting requirements imposed by the Medicaid program as well as any reimbursement limitations on amounts that may be charged to the program or to program beneficiaries. In order to qualify as a state licensed facility and, where applicable, qualify for Medicaid reimbursement and/or resident SSI supplemental payments, the senior living facilities owned and managed by Registrant must comply with regulations that address, among other things, staffing, physical design, required services and resident characteristics. Such facilities are also subject to various local building codes and similar ordinances, including fire safety codes. These requirements vary from state to state and are monitored by varying state and local agencies.

            Currently, assisted living facilities are not regulated as such by the federal government. Current state requirements for assisted living providers in many states are typically less stringent than the requirements for skilled nursing facilities. Management anticipates that states that regulate assisted living facilities, to the extent they do not already do so, will require licensure as an assisted living facility and will establish varying requirements with respect to such licensure. The facilities that Registrant intends to develop and manage will apply for appropriate licensure.

            The facilities owned and managed by Registrant are subject to periodic survey or inspection by governmental authorities. From time to time, in the ordinary course of business a facility may be cited for one or more deficiencies which are typically addressed in a plan of correction by the facility. Registrant believes that the properties managed by it are in substantial compliance with all applicable licensing, reimbursement and similar regulatory requirements.

            Registrant and the facilities it manages are also subject to various state and federal "fraud and abuse" laws, including "anti-kickback" and "physician self-referral" laws. Registrant believes that properties that it manages are in material compliance with such laws and regulations.

            The laws, rules and regulations which govern Registrant, its owned and managed properties and other persons with whom Registrant has relationships are very broad and are subject to continuing change and interpretation. Thus, it is possible that certain of the past or present contractual arrangements or business practices of Registrant might be challenged. No assurance can be given that Registrant or the facilities managed by Registrant will be able to obtain or maintain the CONs, licenses and approvals necessary to conduct their current or proposed businesses. Further, no assurance can be given that federal, state and local laws, rules and regulations will not be amended or interpreted so as to require Registrant or a facility managed by Registrant to change its contracts or practices or to obtain additional CONs, approvals or licenses to conduct its business as now conducted or as proposed to be conducted or that Registrant or such facility will be able to obtain such CONs, approvals or licenses. The failure to obtain or maintain requisite CONs, licenses or approvals or to otherwise comply with existing or future laws, rules and regulations or interpretations thereof could have a material adverse effect on Registrant's results of operations and financial condition.

COMPETITION

            The long-term care industry generally is highly competitive and Registrant expects that the assisted living business in particular will become more competitive in the future. Registrant will be competing with numerous other companies providing similar long-term care alternatives such as home health agencies, lifecare at home, community-based service programs, congregate care communities and convalescent centers. Providers of senior living facilities compete for residents primarily on the basis of quality of care, price, reputation, physical appearance of the facilities, services offered, family preferences, physician referrals and location. Some of Registrant's competitors are significantly larger than Registrant and have, or may obtain, greater resources than those of Registrant.

EMPLOYEES

            Registrant has approximately 250 employees of whom approximately 145 are full-time employees.

LITIGATION

            Registrant is involved in various lawsuits and claims arising in the normal course of business. In the opinion of management of Registrant, although the outcomes of these suits and claims are uncertain in the aggregate, they should not have a material adverse effect on the Registrant's business, financial condition, and results of operations.

2.ab Item   DESCRIPTION OF PROPERTY.

            The table below sets forth certain information regarding the properties owned or managed by Registrant as of March 31, 1997.

                                                                  UNITS AS OF MARCH 31, 1997
                                                                  --------------------------
                                                 Independent        Assisted        Skilled         Occupancy
         NAME AND LOCATION                          LIVING           LIVING         NURSING         RATE (%)
         -----------------                       -------------------------------------------------------------

PROPERTIES OWNED:

Hillside Terrace, Ann Arbor, MI                         66              9*             23               93
Olds Manor, Grand Rapids, MI                            98             54*             44               78
The Whitcomb, St. Joseph, MI                           102             34                               98

MANAGED ONLY PROPERTIES:

The Whittier, Detroit, MI                              229             52                               63
Cottage Grove Place, Cedar Rapids, IA**                135             49               16              67

PROPERTIES UNDER DEVELOPMENT:***

Presidential Place                                                   104
Hollywood, FL

Camelot Village                                                      120
Huntington, NY

Orchard Terrace                                         64
Ann Arbor, MI

Camelot Village                                                       80
Stroudsburg, PA

Laurelwood Estates                                                   108
Columbus, IN

*These units currently licensed as Homes for the Aged.
**Occupancy commenced October 15, 1996.  Full certified Medicare unit (16 beds).

***Subject to funding being secured.

            The chart excludes the Harvest Village retirement community located in Atco, New Jersey (consisting of 300 independent living units and 60 skilled nursing beds and approximately 60 percent occupied at March 31, 1997), which Registrant had an option to acquire at March 31, 1997. Registrant's right to purchase Harvest Village expired in July 1997. See Item 12, "Certain Relationships and Related Transactions."

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

            OLDS MANOR. Olds Manor is a CCRC located in Grand Rapids, Michigan. Olds Manor was built as a hotel in the 1920s but was renovated in the 1960s for use as a retirement center and nursing facility. Olds Manor borders the central business district of Grand Rapids, adjacent to the Post Office and across the street from city and county administrative offices. Registrant estimates that Olds Manor needs approximately $1 million for deferred maintenance.

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

            THE WHITTIER. The Whittier is an independent living facility with assisted living services, as required, provided by outside homecare agencies of the residents' choice, located in Detroit and has experienced a decline in its occupancy over the last several years as a result of local demographic changes. However, the Registrant has instituted a number of changes consisting of, among other things, shifting the operational focus to assisted living and changing the target market, which now targets the upper middle income, retired, African-American community. These changes have resulted in a significant improvement in The Whittier's occupancy, increasing from a low of 130 apartments as of October 31, 1995, to 176 as of March 31, 1997, to 199 as of July 31, 1997. The Whittier was built in the 1920s and renovated in 1972 and 1989. Registrant has an option to purchase this facility at fair market value. Registrant estimates that The Whittier needs approximately $1.5 million for deferred maintenance.

            See Item 12, "Certain Relationships and Related Transactions" for information regarding the possible sale of The Whitcomb, Whittier, and Olds Manor retirement facilities and the proposed Presidential Place, Camelot Village in Huntington, Orchard Terrace, and Camelot Village at Stroudsburg development projects.

PROJECTS IN DEVELOPMENT

            To provide the appropriate level of personal care efficiently and economically, Registrant intends to develop, subject to the availability of additional capital resources, for itself or on behalf of others, or acquire assisted living facilities generally ranging in size from 80 to 120 units. Registrant has developed a prototype assisted living facility. It is anticipated that the prototype assisted living facility will be built on the Properties under Development listed on the preceding page and other qualified sites presently being negotiated. Each assisted living facility will generally be built on a parcel of land ranging in size from 3 to 10 acres and will contain approximately 70,000 to 105,000 square feet. Approximately 40 percent of the building will be devoted to common areas and amenities, including reading rooms, family or living rooms and other areas designed to promote social interaction among residents. These areas will be located primarily in a basic central core structure which is essentially repeatable in all of Registrant's proposed facilities. Modular wings of similar design are added to the central core, depending upon the size of the facility. The building is usually two or three stories and of either steel frame or masonry construction built to institutional healthcare standards but strongly residential in appearance. The interior layout is designed to promote a "home-like" environment, efficient delivery of resident care and resident independence. Each residential unit will be between approximately 375 to 550 square feet and is expected to cost approximately $60,000 to $90,000 to construct, depending upon construction costs which vary from state to state.

            Resident units in Registrant's prototype assisted living facility are functionally arranged in eight to twelve apartment clusters surrounding a "neighborhood" living area in order to foster social interaction between residents. Registrant's prototype may be configured with several different types of resident units, including a mix of one- and two-bedroom suites and large studio or alcove apartments. All units have a small kitchen and roll-in showers for easy wheelchair access. The ground level typically contains a kitchen and common dining area, administrative offices, exercise or physical therapy room, arts and crafts, beauty salon, laundry room, a private dining room, library, living room, and TV room. Typically, one floor or one or two wings of a facility contain resident units and common areas, including separate dining facilities, specifically designed to serve residents with cognitive impairments (e.g., Alzheimer's disease) or other special needs.

            CCRCs will generally be built on a parcel of land ranging from 10 to 30 acres and will contain from 150 to 200 units with an average size independent living unit of between 900 and 1,000 square feet. The cost will average between $100,000 and $200,000 per independent living unit. Each CCRC will be tailored to the specific needs of each site selected.

            In order to increase the number of senior living facilities Registrant develops and manages for itself or on behalf of others, Registrant may enter into an agreement with an affiliated or unaffiliated third-party entity, which may be a 501(c)(3) organization, to develop a senior living facility for such entity. Registrant would generally attempt to obtain a management agreement to operate the facility upon its completion as well as a fair market value option to purchase the facility at a future time. Through this type of transaction, if the third-party entity is adequately financed, Registrant would not incur the start-up development costs and operating losses typically associated with the development and initial operation of a senior living facility because Registrant would not be the owner. However, prior to entering into such agreement, Registrant may incur certain initial expenses associated with its site selection process. Registrant would earn a development fee for the development of the senior living facility and a management fee for its operation and might exercise its option, if any, to purchase the senior living facility. The third-party entity would benefit through the attainment of a turnkey senior living facility. To date, neither Registrant nor any of the 501(c)(3) organizations involved with Registrant has received any inquiry or comment from any regulatory authority with respect to its contractual arrangements with 501(c)(3) organizations.

MORTGAGE INDEBTEDNESS

            GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

            As of  March  31,  1997,  Hillside  Terrace,  Inc.,  a  wholly-owned subsidiary of Registrant and the owner of Hillside Terrace, was indebted to Great-West Life & Annuity Insurance Company ("GWL") in the aggregate principal amount of $2,233,461. Such indebtedness is secured by a first mortgage on Hillside Terrace. As of March 31, 1997, Whitcomb Tower Corporation, a wholly-owned subsidiary of Registrant and the owner of The Whitcomb, was indebted to GWL in the aggregate principal amount of $2,084,404. Such indebtedness is secured by a first mortgage on The Whitcomb. The payment of principal and interest on each of the foregoing first mortgages has been guaranteed by Vanguard. In addition, as of March 31, 1997, Whittier Towers, Inc., the owner of The Whittier, was indebted to GWL in the aggregate principal amount $4,058,692. Such indebtedness is secured by a first mortgage on The Whittier. Each of the foregoing first mortgages bears interest at 7.5% per annum and is due May 1, 1998. The first mortgage encumbering The Whittier provides that a default under such loan is also a default under both of the first mortgages encumbering Hillside Terrace and The Whitcomb. Consequently, a default under the first mortgage encumbering The Whittier could result in the foreclosure of Hillside Terrace and The Whitcomb. The restrictions and cross collateral provisions of The Whittier mortgage will be eliminated if The Whittier is sold and the GWL mortgage on the property satisfied. See Item 12 "Certain Transactions and Related Transactions" for information regarding the proposed sale of The Whittier.

            A 12-month extension of the May 1, 1998 due dates of GWL's mortgages on Whitcomb, Hillside, and Whittier has been requested and granted.

            In the event that any of Whittier Towers, Inc., Whitcomb Tower Corporation, or Hillside Terrace, Inc. sells, conveys, transfers, pledges or further encumbers its property without the prior written consent of GWL, then GWL has the right to declare due and payable the entire balance of the unpaid principal with accrued and unpaid interest due thereon, plus the prepayment premium provided in the promissory note related to its mortgage.

            Olds Manor, Inc. has agreed that prior to the date on which the loans of GWL to Whittier Towers, Inc., Whitcomb Tower Corporation, and Hillside Terrace, Inc. are repaid in full, Olds Manor, Inc. will not, without the prior written consent of GWL, sell, assign, transfer, or otherwise dispose of or encumber the Olds Manor retirement facility.

            Hillside Terrace, The Whittier, and The Whitcomb are required to deposit all net operating income from the mortgaged properties into a reserve account, which account is being used to fund property improvements and certain other expenditures. The Reserve Account also has been pledged to GWL as additional security for repayment of the GWL loans.

            OLD KENT BANK

            As of March 31, 1997, Olds Manor, Inc., a wholly-owned subsidiary of Registrant and the owner of Olds Manor, was indebted to Old Kent Bank ("Old Kent") in the aggregate principal amount of $217,957. Such indebtedness is secured by a first mortgage lien on Olds Manor. The loan bears interest at prime rate plus 1 percent per annum and is due in 2001.

            OLDS MANOR MORTGAGE TRUST

            As of March 31, 1997, Olds Manor, Inc. was indebted to Olds Manor Mortgage Trust in the aggregate principal amount of $360,000. Such obligation is secured by a mortgage on Olds Manor that is subordinate to the first mortgage on Olds Manor held by Old Kent. The loan bears interest at prime plus 3 percent per annum, is due in year 2000, and is convertible into 51,840 shares of Registrant's Common Stock at $6.94 per share. Registrant is the guarantor of the Olds Manor Note. The $360,000 Olds Manor Trust mortgage is subordinate to the $218,000 Old Kent Bank mortgage. The Olds Manor Trust mortgage has routine covenants respecting payment of taxes, insurance, repairs, etc., except that Olds Manor, Inc. cannot permit any increase of the principal of the Old Kent Mortgage without the consent of the trustee of the Olds Manor Mortgage Trust. The trustee is Carl G. Paffendorf, the Chief Executive Officer of Registrant.

            WHITCOMB MORTGAGE TRUST

            As of March 31, 1997, Whitcomb Tower Corporation was indebted to The Whitcomb Mortgage Trust in the aggregate principal amount of $850,000. Such obligation is secured by a mortgage on The Whitcomb that is subordinate to the first mortgage on The Whitcomb held by GWL. The loan bears interest at prime rate plus 3 percent per annum, is due in 1999 and is convertible into 117,692 shares of Registrant's Common Stock at $7.22 per share. Registrant is guarantor of the Whitcomb Tower Note. The $850,000 Whitcomb Trust mortgage is subordinate to GWL's $2,084,000 mortgage. The Whitcomb Trust mortgage has routine covenants respecting payment of taxes, insurance, repairs, etc., except that Whitcomb Tower Corporation cannot permit any increase of the principal of the GWL mortgage without the consent of the trustee of the Whitcomb Mortgage Trust. The trustee is Carl G. Paffendorf.

            CITIBANK, N.A. AND LLOYDS BANK PLC

            As of March 31, 1997, Citibank and Lloyds held a second mortgage on Olds Manor in the amount of $1,400,000 and a consolidated mortgage in the amount of $1,000,000 on The Whittier, The Whitcomb and Hillside Terrace securing
Vanguard's $6,350,000 guarantee of a construction loan in connection with Harvest Village. In addition, as of March 31 1997, Vanguard had pledged 1,340,573 shares of UVH Common Stock owned by Vanguard as security for its guarantee. See Item 12, "Certain Transactions and Related Transactions." These mortgages, guarantee, and pledge were released on July 16, 1997.

Item 3. LEGAL PROCEEDINGS. Registrant is not a party to any material legal proceedings. Registrant is involved in various lawsuits and claims arising in the normal course of business. In the opinion of the management of Registrant, although the outcomes of these suits and claims are uncertain, in the aggregate they should not have a material adverse effect on Registrant's business or financial condition.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable.

                                     PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            (a) Market Information. There is currently no public market for the equity securities of Registrant.

            (b) Holders.

                                               Approximate Number of Record
                    Title of Class             Holders (as of March 31, 1997)
                    --------------             ------------------------------
Common Stock, par value $.01 per share                   800

            (c) Dividends. Registrant has not paid any cash dividends on the Common Stock since its inception, and the Board of Directors does not anticipate declaring any cash dividends on the Common Stock in the foreseeable future. Registrant currently intends to utilize any earnings it may achieve for the development of its business (including the acquisition or development of other senior living facilities) and working capital purposes. In addition, certain provisions of existing indebtedness of Registrant limit future indebtedness of Registrant as well as the Registrant's ability to pay cash dividends.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

            Net Revenues increased by $477,000, or 6 percent, in fiscal 1996 and decreased by $563,000, or 7 percent in fiscal 1997. The fluctuation in revenues in fiscal 1996 and fiscal 1997 was largely attributable to development fees in the amount of $1,004,000 to $220,000. Resident and healthcare services increased $143,000 in fiscal 1996 and $161,000 in 1997. Resident and health care revenues increased as a result of higher rates. Occupancy rates declined due to a temporary moratorium on admissions at one of Registrant's facilities. From January to October 1997 Olds Manor was subject to a moratorium on admissions in the Home for the Aged due to the allegation that certain services being rendered were beyond the scope of the facility's Home for the Aged License. As a consequence of the moritorium, occupancy dropped from 97 percent as of March 31, 1996 to 78 percent as of March 31, 1997. The moratorium was partially released in June 1997 and was completely lifted on October 14, 1997.

            General and administrative expenses decreased $89,000 or 18 percent in fiscal 1996 primarily due to the closing of the Registrant's Florida office in fiscal 1995. In fiscal 1997 General and Administrative expenses increased $467,050, or 113 percent, due to an increase in personnel costs and additional costs associated with the Registrant's aborted public offering.

            Interest expense, net also fluctuated during the reporting period. In fiscal 1996, interest expense, net decreased by $22,000, or 4 percent, and in fiscal 1997, interest expense net decreased by $8,000, or 1 percent.

            In fiscal 1996, the net interest expense included interest income of $78,000 on development advances. In fiscal 1997, interest expense decreased $95,000 principally due to conversion of debt into stock (see Note I to the Registrant's financial statement). The interest expense decrease was offset by interest income reduction of $87,000 resulting in the net decrease of $8,000.

            Income from operations declined from $1,523,000 in fiscal 1996 to $429,000 in fiscal 1997 due to the decline in Development fees earned and the increase in general and administrative expenses in fiscal 1997. Income before taxes declined from $1,032,000 in fiscal 1996 to a loss of $1,366,000 due to (i) the decline in income from operations in fiscal 1997, (ii) debt conversion expense of $156,000 in fiscal 1997, and (iii) $1,170,000 of costs associated with the unsuccessful public offering.

            Income tax expense increased from $420,000 in fiscal 1996 to $668,000 in fiscal 1997. The Registrant provided for tax expense in fiscal 1997 despite its loss from operations due to an increase in its deferred tax valuation allowance of $981,000.

LIQUIDITY AND CAPITAL RESOURCES

            During fiscal 1997, the Registrant used approximately $341,000 for operating activities compared to providing cash from operating activities of approximately $1,359,000 in fiscal 1996. The decline in cash flows from operating activities was principally due to the Registrant's loss in fiscal 1997. During fiscal 1997 cash flows from financing activities were $464,000 due to a net increase in bank borrowings, $180,000, and proceeds from the exercise of warrants.

            At March 31, 1997 the Registrant had a deficiency in working capital of $654,000, a decline of $754,000, due to the Registrant's loss in fiscal 1997. Included in the deficiency or working capital are $587,000 of remaining liabilities associated with Registrant's unsuccessful public offering. Management is currently negotiating with these creditors for reductions in amounts charged and extended payment terms.

            The Registrant's capital is not sufficient to fund its past-operating plans. Given the above, the Registrant is currently negotiating to sell a substantial portion of its operating and development properties. If such sales are successful, the Registrant would have adequate capital to fund future development projects. In addition, the Registrant has received a commitment letter from a financial institution to refinance substantially all of the its outstanding mortgages. If the Registrant opts to pursue this financing alternative, the Registrant believes it will have adequate working capital.

Item 7. FINANCIAL STATEMENTS. See page F-1 for Registrant's financial statements.

8.ab Item CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
           None.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of Registrant.

            The following table sets forth information regarding the Directors and executive officers of Registrant:

        NAME                  AGE                 Positions(s)

Carl G. Paffendorf             65      Chairman of the Board and Chief Executive
                                       Officer
Larry L. Laird                 60      President, Chief Operating Officer and
                                       Director
Paul D'Andrea                  65      Vice President - Finance
Craig M. Shields               56      Vice President and
                                       General Counsel
Theresa A. Govier              NA      Vice President - Administration and
                                       Secretary
Tara O'Sullivan                36      Vice President - Corporate Development
Douglas D. Laird               40      Vice President - Lifecare
Alan Guttman                   48      Treasurer
James E. Eden                  60      Director
Benjamin Frank                 63      Director
Francis S. Gabreski            78      Director
Robert S. Hoshino, Jr.         51      Director
Stanford J. Shuster            56      Director

            CARL G. PAFFENDORF has been Chairman of the Board and Chief Executive Officer of Registrant since 1988 as well as a Director of Registrant since inception. Mr. Paffendorf has been involved in the development, management, acquisition and/or financing of 12 retirement communities since 1979. Mr. Paffendorf has been president of Vanguard since 1979 and chairman of Vanguard since 1972. Vanguard is a real estate holding company. Mr. Paffendorf is an attorney and a member of the Florida and Ohio Bars and holds a Masters degree in Tax Law (LLM).

            LARRY L. LAIRD has been President and Chief Operating Officer of Registrant since 1994 and a Director of Registrant since 1993. Mr. Laird has been involved in the development and management of retirement communities since 1965. Mr. Laird's experience encompasses the development of 42 retirement facilities and the management of 51 retirement facilities in 25 states. He has served as an industry leader and spokesman; an interstate lobbyist for stringent legislation with regard to lifecare facilities; a founder, director and officer of both state and national industry associations; and has lectured in numerous industry-related forums. Mr. Laird received a B.A. from Central College, Pella, Iowa and did graduate work at the University of

Iowa in Iowa City. Mr. Laird continues to serve as executive director of Friendship Village, Waterloo, Iowa, a lifecare facility. From October 1986 until October 1992, Mr. Laird served as president of Forum Lifecare, Inc., a wholly-owned subsidiary of Forum Group, Inc., and as a vice president of Forum Group, Inc. From October 1992 until July 1996, Mr. Laird was also president of Laird Lifecare Ltd., a developer of senior living facilities. Prior to 1986 he was a co-founder and executive vice president and chief operating officer of Life Care Services Corporation in Des Moines, Iowa. Mr. Laird is the father of Douglas D. Laird, Vice President - Lifecare of Registrant.

            PAUL D'ANDREA has been Vice President--Finance of Registrant since May 1994. From 1991 to 1994, Mr. D'Andrea was vice president/controller of ODA Environetics International, Inc., a company engaged in architectural design, and from 1975 through 1991 was vice president/treasurer of Apco Merchandising Corporation, a jewelry manufacturer and retailer. Mr. D'Andrea received a B.S. in accounting from New York University.

            CRAIG M. SHIELDS has been Vice President and General Counsel of Registrant since 1992. From 1992 through 1995 Mr. Shields was of counsel/partner of the law firm of Quinn & Suhr, LLP, White Plains, New York. From 1983 through 1991 he was founder/partner of the law firm of Collier, Cohen, Shields & Bock, New York, New York. He was educated at Fordham University School of Law, New York, New York, LL.B, and Lafayette College, Easton, Pennsylvania, B.A.

            THERESA A. GOVIER has been Vice President--Administration and Secretary of Registrant since 1991. Ms. Govier has also been employed by Vanguard since 1977 as executive assistant to the president and director of employee benefits. Ms. Govier attended Nassau Community College from 1988 to 1992.

            DOUGLAS D. LAIRD joined Registrant in 1996 and became Vice President
- Lifecare in February 1998. Mr. Laird was previously with Iowa Health System as Vice President at St. Luke's Methodist Hospital. In his capacity at St Luke's, he was responsible for all surgical, rehabilitation, and facilities services and served as chairman of the five-person operating council of the Hospital. Mr. Laird has a B.S. degree in business from Iowa State University and a Masters degree in Hospital and Healthcare Administration from the University of Iowa. He is also a Fellow in the American College of Health Care Executives. Mr. Laird is the son of Larry L. Laird, the President and a Director of Registrant.

            TARA O'SULLIVAN joined Registrant in January 1997 and became Vice President - Corporate Development in June 1997. She was previously with General Investment & Development Company, a Boston based real estate investment firm, from 1987 through 1997. Ms. O'Sullivan has experience in all aspects of multi-family operations and management; and worked on numerous acquisition and due diligence projects in the industry. Ms. O'Sullivan attended The State University of New York at Stony Brook and Dowling College, Long Island where she received a B.S. degree in marketing and management. She is a National Apartment Association CAPS candidate.

            ALAN GUTTMAN has been Treasurer of Registrant since 1991 and Treasurer of Vanguard since 1985. Prior to joining Vanguard, he was controller of Brittan Corporation, a real estate property owner and management company. Mr. Guttman has a B.A. degree in accounting from the City University of New York.

            JAMES E. EDEN has been a Director of Registrant since June 1996. Mr. Eden has been president of James E. Eden & Associates and Eden & Associates, Inc. since 1992, consulting businesses active in both the senior living and the long-term care industries. Since 1992, Mr. Eden has also been chairman of the board and chief executive officer of Oakwood Living Centers, Inc., a long-term care company which operates geriatric and rehabilitative nursing beds and centers throughout New England and Virginia. From 1988 to 1992, Mr. Eden was employed by Marriott Corporation, first as vice president and general manager, senior living services division, which acquired and/or developed Marriott's senior living facilities and later as executive vice president, where he was responsible for trade association and governmental relations for senior markets. Mr. Eden is a director of Omega Healthcare Investors, Inc., a public company serving the senior living industry.

            BENJAMIN FRANK has been a Director of Registrant since 1991. Mr. Frank is an attorney and real estate developer. He holds a J.D. degree from New York University School of Law and a B.Sc. degree in Business Management from Boston University. Prior to 1988 he was an executive with Allied Stores Corporation ("Allied") for 16 years. His last position with Allied was that of senior vice president with overall responsibility for real estate, legal and governmental affairs.

            FRANCIS S. GABRESKI is a Director of both UVH and Vanguard. Mr. Gabreski is retired. He has a B.S. degree from Columbia University. He was the top American Air Ace in the European Theater during World War II and in the Korean conflict. Upon retirement from the Air Force in 1962, he accepted a position as Assistant to the President of Grumman Aerospace Corporation, a position he held until 1978 when he was named President of the Long Island Railroad. During his military career, Mr. Gabreski was awarded 17 United States decorations and awards. He was also presented with decorations from Great Britain, Poland, France, the Republic of Korea, and Belgium.

            ROBERT S. HOSHINO, JR. has been a Director of Registrant since 1996.
Mr. Hoshino has been assistant general counsel, EBASCO Services Incorporated, New York, New York, an international company engaged in engineering, construction and environmental services, since 1981. Mr. Hoshino holds a J.D. degree from Columbia University School of Law, a B.A. from Colgate University and continued his education at the Wharton School of Business, University of Pennsylvania, in its Advanced Management Program.

            STANFORD J. SHUSTER has been a Director of Registrant since 1996. Mr. Shuster is president (since 1987) and chief executive officer (since 1993) of Rosewood Estate USA, Inc. a development and management firm of assisted living facilities based in St. Paul, Minnesota. Mr. Shuster also serves as president (since 1973) and chief executive officer (since 1987) of Arthur

Shuster, Inc. ("ASI"). ASI is the nation's largest firm specializing in the interior design and contract furnishings of long-term care and senior housing facilities. In addition, he is a founding member, executive committee member and current secretary-treasurer of the National Association of Senior Living Industries (NASLI). Mr. Shuster has been a member of the American Association of Homes and Services for the Aging (AAHSA) since 1978 and a frequent speaker at many national conventions and seminars regarding the provision of services to the aging.

            Messrs. Paffendorf, D'Andrea, Frank, Gabreski, and Shields and Ms. Govier are also officers and/or directors of Vanguard.

BOARD OF DIRECTORS COMPENSATION

            Outside Directors are to be compensated at the rate of $6,000 per year (payable in shares of Common Stock valued at fair market value) plus $1,000 for each meeting attended. In addition, each non-employee Director is eligible to participate in the Registrant's 1996 Outside Directors' Stock Option Plan. Registrant also has an Audit Committee composed of Messrs. Eden, Frank and Hoshino. Audit Committee members will be compensated at the rate of $1,000 per meeting, when such meeting is not held in conjunction with a Board of Directors meeting and $500 per meeting when such meeting is held in conjunction with a Board of Directors meeting.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

            Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Registrant's officers and Directors and persons who own more than five percent of a registered class of Registrant's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than five percent stockholders are required by the Commission's regulations to furnish Registrant with copies of all Section 16(a) forms they file.

                      Number of Late Reports       Number of Transactions Not
                        IN FISCAL 1997             REPORTED ON A TIMELY BASIS
                      ----------------------       --------------------------

Carl G. Paffendorf            1                              1
Larry L. Laird                2                              2
Paul D'Andrea                 1                              1
Craig M. Shields              1                              1
Theresa A. Govier             1                              1
Alan Guttman                  1                              1
Vanguard Ventures, Inc.       1                              1

Item 10.  EXECUTIVE COMPENSATION

            The following table sets forth the total compensation for Registrant's Chief Executive Officer and Chief Operating Officer during the fiscal years ended March 31, 1997, 1996, and 1995. No such officer's salary and bonus exceeded $100,000 for services rendered to Registrant during 1995, 1996, or 1997.
                           SUMMARY COMPENSATION TABLE

                               Fiscal Year Ended          Annual Compensation
Name and Principal Position      March 31,                      Salary
---------------------------      ---------                      ------

Carl G. Paffendorf               1997                          $100,000*
  Chief Executive Officer        1996                              -(1)
                                 1995                              -(1)

Larry L. Laird                   1997                          $100,000
  Chief Operating Officer        1996                            96,000
                                 1995                            78,000

* Mr. Paffendorf was paid $75,600 by Vanguard during the fiscal year ended March 31, 1995 and 1996. Registrant estimates that Mr. Paffendorf devoted 50% of his time during the fiscal year ended March 31, 1995 to Registrant and 60% of his time during the fiscal years ended March 31, 1996 and March 31, 1997 to Registrant. Registrant paid to Vanguard administrative fees of $50,000 per year in each of the three fiscal years ended March 31, 1997.

            The following table sets forth certain information regarding stock option grants made to the Chief Executive Officer and the Chief Operating Officer during the fiscal year ended March 31, 1997.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                  Individual Grants
                                          % of Total Options
                                             Granted to       Exercise or
                           Options           Employees in      Base Price   Expiration
Name                      Granted(#)         Fiscal Year       ($/sh)         Date
----                      ----------         -----------       ------         ----

Carl G. Paffendorf           5,000               12%           $4.40        3/7/02
Larry L. Laird               5,000               12%           $4.00        3/7/02

            The following table sets forth certain information regarding unexercised stock options held by the Chief Executive Officer and Chief Operating Officer as of March 31, 1997. No options were exercised by such persons during the fiscal year ended March 31, 1997.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                      Number of Unexercised
                                      Options at March 31, 1997
Name                                  Exercisable/Unexercisable

Carl G. Paffendorf....................       11,640/11,360

Larry L. Laird........................       4,800/14,000

LONG-TERM INCENTIVE AND PENSION PLANS

                   Registrant does not have any long-term incentive or defined benefit pension plans.

EMPLOYMENT AGREEMENTS

                   Effective April 1, 1996, Mr. Paffendorf entered into a three-year employment agreement with the Registrant, pursuant to which he serves as its Chief Executive Officer. Mr. Paffendorf's annual cash compensation under the employment agreement is $100,000 during the first year of the employment agreement. Mr. Paffendorf has agreed not to compete with Registrant during the term of his employment and for a period of three years thereafter, and he will not, without Registrant's written consent, solicit the residents of facilities owned or managed by Registrant or any management contract owned or being negotiated by Registrant or its subsidiaries for a period of 24 months following the end of the term of his employment agreement. The agreement automatically renews for successive one-year terms unless either party terminates the agreement at least 45 days prior to the end of the initial term or any subsequent term. Registrant may terminate the agreement for "cause" (a breach of the terms and conditions of the agreement) upon 30 days' prior written notice to Mr. Paffendorf.

            Mr. Laird entered into a two-year employment agreement with the Registrant as of April 1, 1996, pursuant to which he serves as Registrant's President and Chief Operating Officer. Mr. Laird's annual base salary under the employment agreement is $100,000. In Fiscal 1997, Mr. Laird received $25,000 in cash bonuses and 3,000 shares of Common Stock. If Mr. Laird is employed by Registrant on March 31, 1998, Mr. Laird will receive a cash bonus of $25,000 and 3,000 shares of Common Stock. If Mr. Laird dies prior to March 31,1998, while employed by Registrant, Mr. Laird's estate will receive the full bonus due on March 31, 1998.

                   During the term of his employment agreement and for a period of three years thereafter, Mr. Laird has agreed not to directly or indirectly engage in the business of owning or managing retirement facilities for the elderly, except for the benefit of or on behalf of Registrant (other than as Executive Director and an employee of Friendship Village, Waterloo, Iowa). During the three-year noncompetition period after termination of employment, the covenant not- to-compete applies only to facilities within a 15-mile radius of facilities owned by Registrant. Mr. Laird has also agreed not to solicit the residents of facilities owned or managed by Registrant, any management contract owned or being negotiated by Registrant, or any employees of Registrant for a period of 24 months following the end of the term of his employment agreement. Mr. Laird's employment agreement automatically renews for successive one-year terms unless either party terminates the agreement at least 45 days prior to the end of the initial term or any subsequent term. Registrant may terminate the agreement for "cause" (a breach of the terms and conditions of the agreement) upon 30 days' prior written notice to Mr. Laird. In the event that Mr. Laird's employment is terminated, Registrant ceases to be manager of Cottage Grove Place and Mr. Laird becomes its manager, Registrant will receive one-half of the Cottage Grove Place management fee. In the event that Mr. Laird's employment is terminated and Registrant ceases to be the developer of Cottage Grove Place and Mr. Laird becomes its developer, Registrant will receive 90 percent of the development fee.

STOCK OPTION PLANS

                   1991 INCENTIVE STOCK OPTION PLAN. Under Registrant's 1991 Incentive Stock Option Plan (the "Incentive Plan"), 300,000 shares of Common Stock are reserved for issuance upon the exercise of stock options. As of March 31, 1997, options to purchase an aggregate of 138,020 shares of Common Stock were outstanding under the Incentive Plan. The Incentive Plan is designed as a means to attract, retain and motivate key employees. The Stock Option Plan Committee administers and interprets the Plan.

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

                   1996 OUTSIDE DIRECTORS' STOCK OPTION PLAN. Registrant's 1996 Outside Directors' Stock Option Plan (the "Directors' Plan") provides for the grant of options to purchase Common Stock of Registrant to non-employee directors of Registrant. The Directors' Plan authorizes the issuance of a maximum of 90,000 shares of Common Stock. As of March 31, 1997, options to purchase an aggregate of 9,000 shares of Common Stock were outstanding under the Directors' Plan.

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

BOARD  OF  DIRECTORS  INTERLOCKS  AND  INSIDER   PARTICIPATION  IN  COMPENSATION
DECISIONS

            Carl G. Paffendorf, Registrant's Chief Executive Officer, participated in the decisions of Registrant's Board of Directors concerning executive office compensation. However, Mr. Paffendorf abstained from decisions concerning his own compensation.

BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

            The goal of the Board of Directors is to establish a motivational compensation plan for executives that will enable Registrant to attract and retain those individuals deemed most qualified to improve and enhance its future performance. As part of its periodic review of executive compensation, the Board of Directors considers such factors as level of responsibility, Registrant's general growth, improved financial condition, compensation of executives at comparable companies and other relevant factors. The Board of Directors strongly believes that by providing those persons who have substantial responsibility for the management and growth of Registrant with an opportunity to increase their ownership of Registrant stock, the best interests of stockholders and executives will be closely aligned. Therefore, the Board of Directors included executives as eligible employees under Registrant's Incentive Plan, whereby executives are eligible to receive stock options that give them the right to purchase shares of Common Stock of Registrant at specified prices in the future.

            The Board of Directors believes executive compensation should be tied to benefits directly accruing to stockholders from positioning Registrant to grow through acquisitions, increases in stockholders' equity and improved operating results. As indicated in the discussion above, the Board of Directors believes that Registrant's executive compensation should be first and foremost based on financial performance and returns to stockholder. The compensation levels of Registrant's officers are based on these two factors.

            The Board of Directors will continue to monitor the level and effectiveness of executive compensation.

PERFORMANCE GRAPH

            There has not been a public market for Registrant's Common Stock for the past five years. Consequently, no performance graph is being filed with this report.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The following table sets forth certain information regarding the beneficial ownership of the Registrant's Common Stock as of March 31, 1997 by
(i) each person who is known by Registrant to be the beneficial owner of more than 5% of Registrant's Common Stock, (ii) each director and each executive officer (including shares owned by spouse or in trust), and (iii) all directors and executive officers as a group. Except as otherwise noted, each person maintains a business address at c/o United Vanguard Homes, Inc., 4 Cedar Swamp Road, Glen Cove, New York 11542, and has sole voting and investment power over the shares shown as beneficially owned.

                                                                Percent of
                                Shares Beneficially            Outstanding
                                      Owned                    Common Stock
                                      -----                    ------------

Vanguard Ventures, Inc.              2,711,662 (1)                  82%
Carl G. Paffendorf                   2,776,903 (2)                  84%
Larry L. Laird                          22,800 (3)                   *
Benjamin Frank                          15,562 (4)                   *
Francis S. Gabreski                     31,486 (5)                   *
Robert S. Hoshino, Jr.                  17,817 (5)                   *
James E. Eden                                0
Stanford  J. Shuster                         0
Directors and Executive Officers,    2,882,148 (6)
as a Group (11 Persons)

-----------------
*           Less than 1%.

(1)         As of March 31,  1997,  Vanguard  had  pledged  1,340,573  shares of
            Common Stock owned by Vanguard as security for its guaranty in connection with construction loans to Harvest Village. See Item 13, "Certain Relationships and Related Transactions." This pledge has been released.

(2) Mr. Paffendorf is an officer, director and controlling stockholder of Vanguard. Consequently, Mr. Paffendorf may be deemed to be the beneficial owner of all shares of Common Stock owned by Vanguard. Includes 8,400 shares of Common Stock issuable upon exercise of options and convertible securities exercisable within 60 days of March 31, 1997.
                                                      Footnotes contd. next page

(3) Includes 4,800 shares of Common Stock issuable upon exercise of options and convertible securities exercisable within 60 days of March 31, 1997.

(4) Includes 8,640 shares of Common Stock issuable upon exercise of options and convertible securities exercisable within 60 days of March 31, 1997.

(5) Includes 8,640 shares of Common Stock issuable upon exercise of options and convertible securities exercisable within 60 days of March 31, 1997.

(6) Includes 48,060 shares of Common Stock issuable upon exercise of options and convertible securities exercisable within 60 days of March 31, 1997.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

DUE FROM AFFILIATES

            Registrant is owed by Vanguard and affiliates cash advances, unpaid management fees, interest and other revenues. These amounts consisted of the following as of March 31, 1997:


Due from Vanguard                                     $2,207,653
Due from Whittier Towers, Inc.. . .                    2,793,766
Due from Vanguard Affiliated
 Limited Partnerships (Vanguard is
 General Partner)...................                   1,219,670
Management fees and cash
 advances due from affiliated
 companies .........................                     770,103
                                                      ----------
                                                      $6,991,192
                                                      ==========

            At March 31, 1997, the unreserved amounts due fom affiliates represent development fees and advances from the following:

            Presidential Care Corp....................$   27,646
            Camelot Village at Huntington, Inc........   102,718
            Camelot Village at Stroudsburg, LLC.......   137,243
                                                      ----------
                                                      $  267,607
                                                      ==========

            See Note C to the Consolidated Financial Statements.

HARVEST VILLAGE

            In Fiscal 1997, Registrant had the right to purchase the 300-unit/60-skilled nursing bed Harvest Village retirement community located in Atco, New Jersey ("Harvest Village") from an affiliate of Vanguard for $17.4 million, consisting of (i) $13,500,000, (ii) the cancellation of $6,094,000 of indebtedness due to Registrant from Vanguard, and (iii) the assignment to Vanguard of the $7.5 million Promissory Note due from the Harvest Village lessee Gateway

Communities, Inc. ("GCI Note"). The intercompany debt and assignment of the GCI Note was valued by the parties based upon an appraisal, at $3.9 million.

            In connection with the restructuring of the construction loan for Harvest Village in 1990, the construction lenders (Citibank, N.A. and Lloyds Bank Plc) required Vanguard to make a $7 million loan guaranty. This guaranty, $6,350,000 as of March 31, 1997, was secured by a subordinate mortgage on Olds Manor in the amount of $1.4 million and a subordinate mortgage on The Whittier in the amount of $1 million. The Whittier mortgage was cross-collateralized with subordinate mortgages on Hillside Terrace and The Whitcomb. As of March 31, 1997, the guaranty was also secured by 1,340,573 shares of Registrant's stock owned by Vanguard. Carl G. Paffendorf, Registrant's Chief Executive Officer ("Paffendorf"), had guaranteed $1.00 of the Harvest Village construction loan (to increase to the amount of the Vanguard guaranty if Harvest Village Partners, L.P., the owner of the Harvest Village retirement community, filed for bankruptcy or certain other events occurred).

            In July 1997, (i) Registrant's right to purchase the Harvest Village retirement facility terminated, (ii) Vanguard contributed substantially all of its equity interest in Harvest Village Partners, L.P. to Registrant, (iii) Registrant and Vanguard transferred 100 percent of Harvest Village Partners, L.P. to unaffiliated purchasers, and (iv) the Harvest Village construction lenders, Citibank, N.A, and Lloyds Bank Plc, assigned their mortgage on the Harvest Village retirement facility to a company not affiliated with Registrant, released their liens and security interests in Registrant's properties and the stock of Registrant owned by Vanguard, and released Vanguard and Paffendorf from their guarantees.

GUARANTEES

            Reference is made to the Harvest Village guarantees discussed above, which have terminated. In addition, Registrant and affiliates guaranteed certain debt as of March 31, 1997, as follows:


                                                                                                                 Amount As of
             Guarantor(s)                              Maker(s)                            Lender/Obligee        March 31, 1997
             ------------                              --------                            --------------        --------------
Registrant                               CBF Building Company                   Apple Savings Bank                 $  95,689
Registrant, Vanguard, Phoenix Lifecare   Camelot Village at Huntington, Inc.    State Bank of Long Island            450,000
Corp. and Paffendorf
Vanguard and Paffendorf                  Registrant                             State Bank of Long Island            362,500
Vanguard                                 Hillside Terrace, Inc.                 Great-West Life                    2,233,461
Vanguard                                 Whitcomb Tower Corp.                   Great-West Life                    2,084,404
Vanguard                                 Registrant                             Cedar Rapids CGP, L.C.               450,000
Registrant                               Vanguard                               Kevin O'Sullivan                     125,000

            The Great-West Life mortgage on The Whittier was $4,058,692 at March 31, 1997. A default under The Whittier mortgage is a default under the Hillside Terrace and Whitcomb mortgages. See Item 2, "Description of Property - Mortgage Debt" and "Whittier Towers, Inc.," discussed below.

            In Fiscal 1998, Registrant borrowed $75,000 from State Bank, which indebtedness has been guaranteed by Vanguard and Mr. Paffendorf.

            In Fiscal 1998 Registrant entered into a $52,000 equipment lease financing with First Sierra Financial, Inc. Mr. Paffendorf personally guaranteed the lease for which he is to receive 1,040 shares of Registrant's Common Stock valued at $5.00 per share. These shares are subject to investment restrictions.

            See also "Camelot Village at Huntington, Inc.," discussed below, for information regarding additional guarantees of Registrant agreed to in Fiscal 1998.

LEASE OF CORPORATE OFFICE

            Registrant leases its offices in Glen Cove, New York, 2,500 square feet, from CBF Building Company, a limited partnership in which Vanguard is the general partner. Registrant has sublet 550 square feet of its space to Vanguard on the same terms as Registrant's lease with CBF.

ISSUANCE OF SHARES TO VANGUARD

            Effective March 31, 1995 Vanguard contributed 1.2 million shares of Registrant's common Stock owned by Vanguard to Registrant in order to enhance Registrant's proposed initial public offering ("IPO") (SEC Registration Nos. 33-80812 and 333-09037) by increasing Registrant's earnings per share, increase investor interest, and increase the likelihood that an IPO overallotment option would be exercised. The capital contribution was premised on the fact that Registrant was going to complete the public offering by September 30, 1996. The IPO aborted in October 1996, and, effective December 31, 1996, Registrant reissued 1,080,000 shares of Common Stock to Vanguard.

WHITTIER TOWERS, INC.

            Registrant has an option, exercisable until December 31, 2002, to purchase The Whittier from Whittier Towers, Inc. at a purchase price equal to the appraised fair market value but not less than the current outstanding balance of the first mortgage. Against the purchase price shall be credited (i) management fees relating to management of the premises since April 1, 1996, payable to Registrant, accrued but unpaid (ii) sums paid by Registrant to fund capital improvements at the premises since April 1, 1996, (iii) sums spent by Registrant on or after April 1, 1996 to fund negative cash flow of The Whittier and (iv) interest at 12 percent per annum on the sums referred to in items (ii) and (iii). In the event that Vanguard receives a written offer from an unaffilited prospective purchaser to purchase the premises (or the stock of Whittier Towers, Inc.), Registrant has agreed to either (i) relinquish its option rights or (ii) change the purchase price set forth in the option to be the same as offered in the bona fide offer and promptly exercise the option per the bona fide offer's price and terms. If the option is relinquished and the premises (or Whittier Tower, Inc. stock) are sold, then the net proceeds shall be applied as follows: (i) payment of accrued since April 1, 1996 but unpaid management fees, (ii) sums paid by Registrant on or after April 1, 1996 to fund capital improvements at the premises, (iii) sums spent by Registrant to fund negative cash flow of The Whittier on or after April 1, 1996, and (iv) interest at 12 percent per annum on the sums referred to in items (i) through (iii). The remaining net profit (i.e., net of brokerage fees, closing costs, mortgage debt, etc.) shall be split 50 percent to Registrant and 50 percent to Vanguard. On December 24, 1997, a letter of intent to sell The Whittier was executed under which unaffiliated persons have the right to purchase the facility for approximately $6.3 million. If closing is held, Registrant will receive a portion of the net proceeds referred to above, estimated at $1.2 million, and apply such sum to GWL mortgages on Whitcomb and Hillside. See Item 2 Description of Property - Mortgage Indebtedness.

            Whittier Towers, Inc. has agreed to pay to Registrant a management fee of 5% of the gross operating income of The Whittier. The term of the agreement is 60 months (until March 31, 2001) and will continue on a month-to-month basis thereafter. The agreement may be terminated by either party upon 30 days' prior written notice.

            In March 1998, Vanguard sold all of the stock of Whittier Towers, Inc. to Phoenix Lifecare Corp. This sale does not adversely affect the rights of Registrant described above.

PHOENIX LIFECARE CORP.

            Larry L. Laird, Registrant's President, is also President of Phoenix Lifecare Corp. ("Phoenix"), a 501(c)(3) corporation which provides home health care services to residents of The Whittier and The Whitcomb. No director, officer, employee, or agent of Registrant or Vanguard, or any of their respective affiliates, is a director of Phoenix.

            Phoenix  employs   Registrant  for  management  and   administrative
services required in connection with Phoenix's home health care operations for a fee equal to 5 percent of the gross operating income of Phoenix.

            There is a lease between Whitcomb Tower Corporation ("Whitcomb"), a subsidiary of Registrant, whereby Whitcomb leases to Phoenix a portion of the second and third floors and a portion of the basement of The Whitcomb, located at 509 Ship Street, St. Joseph, Michigan, consisting, in the aggregate, of approximately 450 square feet, for the term of one year from November 1, 1996 at the monthly rental rate of $2,000 (which includes food service cost for tenant's staff) per month for the first 12 months, and in the event that tenant shall exercise the options as provided for in the Lease, $2,000 per month for each of the two option terms (each for one year).

            Phoenix provides health care services to residents of The Whitcomb and The Whittier. Registrant earns a management fee from Phoenix for services rendered. At March 31, 1997, the amounts due from Phoenix, for both unpaid management fees and loans, aggregated $502,496; and loans from Registrant to
Phoenix'   subsidiaries,   Presidential   Care  Corp.  and  Camelot  Village
at Stroudsburg, LLC ("Stroudsburg"), aggregated $164,889. Registrant loaned an additional $75,000 to Stroudsburg in Fiscal 1998.

PRESIDENTIAL CARE CORP.

            Presidential Care Corp. is a 501(c)(3) corporation organized to acquire land in Hollywood, Florida, upon which an assisted living facility will be built subject to financing being obtained. An application is pending with the United States Department of Housing and Urban Development (HUD) for a $10,000,000 (approximate) mortgage loan guarantee. Registrant has the development and management contracts on this property, for which it will be paid a 7 1/2 percent development fee and a 5 percent management fee. Registrant has an option to purchase at fair market value. The option is exercisable at any time during the period January 1, 2000 through December 31, 2005.

            In consideration of the commitment of Vanguard to advance up to $800,000 to fund the acquisition and development costs of an assisted living faciity to be built on the Hollywood, Florida site, Vanguard will receive a sum equal to 50 percent of the net proceeds from the sale of the assisted living facility. Vanguard has assigned this right to Registrant.

CAMELOT VILLAGE AT STROUDSBURG, LLC

            Stroudsburg is a limited liability company organized to acquire land in Stroudsburg, Pennsylvania, upon which an assisted living facility will be built, subject to financing being obtained. Registrant has the development and management contracts on this property, for which it will be paid a 7 1/2 percent development fee and a 4 percent management fee. Registrant has an option to purchase at fair market value. The option is exercisable at any time until June 30, 2006.

            In consideration of the commitment of Vanguard to advance up to $300,000 to fund the acquisition and development costs of an assisted living faciity to be built on the Stroudsburg, Pennsylvania site, Vanguard will receive a sum equal to 50 percent of the net proceeds from the sale of the assisted living facility. Vanguard has assigned this right to Registrant.

            Stroudsburg has entered into a letter of intent to sell its rights to an unaffiliated 501(c)(3) organization. If this transaction closes, most of the net proceeds will be due to Registrant.

CAMELOT VILLAGE AT HUNTINGTON, INC.

            Effective January 1, 1997 all of the outstanding shares of the Common Stock of Camelot Village at Huntington, Inc. were transferred by Phoenix to Carl G. Paffendorf, Registrant's Chief Executive Officer, at Phoenix' cost plus Mr. Paffendorf's agreement to save Phoenix harmless from its guarantee of mortgage debt due State Bank of Long Island. As discussed above under "Guarantees," Registrant, Phoenix, and others have guaranteed a $450,000 bank loan to Camelot

Village at Huntington, Inc., the proceeds of which were used as part of the purchase price for the Huntington, New York property. This mortgage has been reduced to $300,000 and is due June 30, 1998.

            Camelot Village at Huntington, Inc. ("Camelot") is a New York corporation organized in 1996 to acquire land in Huntington, New York upon which an assisted living facility will be built, subject to zoning approval and construction financing being obtained. The purchase price, closing costs, market studies, and various zoning expenses as of March 31, 1997 totalled approximately $1,050,000, of which $450,000 was borrowed from State Bank of Long Island, which loan is secured by the Huntington property. The balance of $600,000 was advanced by Registrant. Registrant has the development and management contracts on this property, for which it will be paid a 7 1/2 percent development fee (not to exceed $1,100,000) and a 5 percent management fee. Registrant has an option to purchase at fair market value. In the event Registrant does not exercise its purchase option, Camelot will have the right to sell the Huntington facility to the highest bidder. Alternatively, Camelot will have the right to sell the facility to Registrant and Registrant must purchase the facility, at fair market value, exercisable for 90 days at the end of the fifth year from the date of the issuance of the Certificate of Occupancy on the facility, but in all events not later than March 31, 2007.

            Construction of the facility requires the issuance of a special use permit by the Huntington Zoning Board of Appeals. In the event that zoning approval is not received and all appeals have been exhausted, each Camelot investor will have the right : (1) to receive the return of his investment plus 10 percent annual dividends (to the extent not paid). If Camelot's available cash and the net proceeds from the sale of the land are insufficient to pay investors electing this option, then Registrant will be required to make up the shortfall. (2) Alternatively, each investor may exchange his Camelot stock for shares of Registrant's Common Stock at the lesser of (a) 80 percent of its fair market value and (b) $7.00 per share.

            Carl G. Paffendorf, Registrant's Chief Executive Officer, owns all of the Class A voting stock of Camelot. Larry L. Laird, Registrant's Chief Operating Officer, Benjamin Frank, a Director of Registrant, and Mr. Paffendorf comprise the Board of Directors of Camelot. Mr. Paffendorf owns 140 shares of Class B stock of Camelot (out of a total of 2,800 shares to be issued), for an investment of $140,000. Unaffiliated persons own or will own the balance of the Class B shares at the same price paid by Mr. Paffendorf, $1,000 per share. Camelot shareholders are entitled to 100 percent of the net cash flow from the Huntington facility's operations and 50 percent of the net proceeds from the sale of the facility.

            Registrant has guaranteed to Camelot investors the payment of dividends and distributions of up to $1,500,000 in the aggregate. In consideration of Registrant's guarantee of $1.5 million of the investors' investment in Camelot stock, Registrant will receive 50 percent of the net proceeds from the sale of the facility.

LAURELWOOD ESTATES AT COLUMBUS, LLC

            Laurelwood Estates at Columbus, LLC ("Laurelwood") is a New York limited liability company organized in 1997 to acquire land in Columbus, Indiana upon which an assisted living facility will be built, subject to the closing of title and financing being obtained. Zoning has been obtained. Sums paid under the contract to purchase, market studies, and various zoning expenses as of March 31, 1997 totalled approximately $18,648, of which sum was advanced by Registrant. If Laurelwood acquires the Columbus, IN property, Registrant will have the development and management contracts on this property for which it will be paid a 7 1/2 percent development fee and a 5 percent management fee, and Registrant will be granted an option to purchase at fair market value. Carl G. Paffendorf, Registrant's Chief Executive Officer, owns all of the outstanding interests of Laurelwood, which he purchased from Registrant in January 1998 for $1,000, Registrant's cost.

POSSIBLE SALE OF SUBSTANTIAL ASSETS

            In April 1998 Registrant entered into a letter of intent with a company affiliated with one of Registrant's outside directors to sell the Whitcomb and Hillside Terrace retirement facilities, Registrant's rights with respect to the proposed Hollywood, Florida and Huntington, New York assisted living projects owned by Presidential Care Corp. and Camelot Village at Huntington, Inc., the Orchard Terrace assisted living project, the Cottage Grove Management Agreement, and certain other assets for a gross sales price of approximately $17 million.

            If the various transactions close, which closings will be subject to numerous conditions and contingencies, the net proceeds to Registrant are expected to be approximately $10 million.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 26th day of May, 1998.


                                        UNITED VANGUARD HOMES, INC.
                                        (Registrant)

                                        By: /s/ Carl G. Paffendorf
                                           -----------------------------
                                           Name:  Carl G. Paffendorf
                                           Title: Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        SIGNATURES                   TITLE                             DATE
        ----------                   -----                             ----

/S/ PAUL D'ANDREA              Vice President - Finance           May 26, 1998
------------------------       (Principal Financial
Paul D'Andrea                  Officer and Principal
                               Accounting Officer)

/S/ BENJAMIN FRANK             Director                           May 26, 1998
-----------------------
Benjamin Frank

/S/ FRANCIS S. GABRESKI        Director                           May 26, 1998
-----------------------
Francis S. Gabreski

/S/ LARRY L. LAIRD             President, Chief                   May 26, 1998
-------------------------      Operating Officer
Larry L. Laird                 and Director

/S/ Carl G. Paffendorf         Chairman of the Board              May 26, 1998
-------------------------      and Chief Executive
Carl G. Paffendorf             Officer


/S/ ROBERT S. HOSHINO, JR.     Director                           May 26, 1998
--------------------------
Robert S. Hoshino, Jr

/S/ JAMES E. EDEN              Director                           May 26, 1998
--------------------------
James E. Eden

/S/ STANFORD J. SHUSTER        Director                           May 26, 1998
--------------------------
Stanford J. Shuster

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  EXHIBITS


      EXHIBIT NUMBER                         DESCRIPTION OF EXHIBIT
      --------------                         ----------------------

             1                    List of active subsidiaries of Registrant



          (b)  REPORTS ON FORM 8-K

      Registrant filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                 MARCH 31, 1997
                                    FORM 10-K
                                    EXHIBIT 1


               ACTIVE SUBSIDIARIES OF UNITED VANGUARD HOMES, INC.

                                    STATE &
                                    DATE OF
           NAME                      INC.        OWNER             BUSINESS
           ----                      ----        -----             --------

Hillside Terrace, Inc.              1/10/89       UVH   Owns 98-unit Hillside Terrace retirement
                                    MI                  facility, Ann Arbor, MI.

Olds Manor, Inc.                    8/26/88       UVH   Owns 196-unit Olds Manor retirement
                                    MI                  facility, Grand Rapids, MI.

Orchard Terrace, Inc.               7/5/95        UVH   Owns site for 64-unit expansion of
                                    MI                  the Hillside Terrace facility.

UVH Development Corp.               3/26/86       UVH   Developer of senior living facilities.
                                    MI

UVH Management Corp.                2/6/86        UVH   Real estate manager.
                                    FL

Vanguard Homes of N.J., Inc.        7/29/86       UVH   Former General Partner of Harvest
                                    NY                  Village retirement facility.

Whitcomb Tower Corporation          9/23/88       UVH   Owns 136-unit Whitcomb Tower
                                    MI                  retirement facility, St. Joseph, MI.

                                 C O N T E N T S



PAGE


Report of Independent Certified Public Accountants                         F-2


Financial Statements

      Consolidated Balance Sheets                                          F-3

      Consolidated Statements of Operations                                F-5

      Consolidated Statement of Stockholders' Deficiency                   F-6

      Consolidated Statements of Cash Flows                                F-7

      Notes to Consolidated Financial Statements                    F-8 - F-39

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors
     UNITED VANGUARD HOMES, INC.

We have audited the accompanying consolidated balance sheets of United Vanguard Homes, Inc. and Subsidiaries as of March 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Vanguard Homes, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.





GRANT THORNTON LLP


Melville, New York
August 5, 1997, except for Note E, as to which the date is October 15, 1997

                  United Vanguard Homes, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    March 31,

                     ASSETS                              1996               1997
                                                       ----------       ----------

CURRENT ASSETS
Cash ...........................................       $  210,245       $  202,924
Accounts receivable, less allowance for doubtful
accounts of $40,000 in 1996 and 1997 ...........          413,539          547,812
Development fees and advances ..................          270,864
Due from affiliates, net .......................          658,717          267,607
Prepaid expenses and other .....................          274,654          518,393
                                                       ----------       ----------

Total current assets ...........................        1,828,019        1,536,736

PROPERTY AND EQUIPMENT, NET ....................        2,361,698        2,276,651


OTHER ASSETS
Development fees and advances ..................          575,017          795,500
Restricted assets ..............................          176,352           99,600
Deferred income taxes ..........................          981,000
Other assets ...................................          165,453          176,437
                                                       ----------       ----------

                                                        1,897,822        1,071,537
                                                       ----------       ----------

                                                       $6,087,539       $4,884,924
                                                       ==========       ==========






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  United Vanguard Homes, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    March 31,

                  LIABILITIES AND
             STOCKHOLDERS' DEFICIENCY                          1996                 1997
                                                             ----------        ------------

CURRENT LIABILITIES
Current portion of long-term debt ..................       $   432,756        $    264,918
Accounts payable ...................................           435,757             487,758
Accrued expenses ...................................           617,043             660,084
Public offering costs ..............................           587,000
Income taxes payable ...............................           442,371             190,749
                                                           -----------        ------------

Total current liabilities ..........................         1,927,927           2,190,509


RESIDENT SECURITY DEPOSITS .........................           314,705             284,526


LONG-TERM DEBT, less current portion ...............         7,172,982           6,334,265


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIENCY
  Preferred stock $.001 par value;  1,000,000 shares
    authorized;  none issued and outstanding
  Common stock $.01 par value;  authorized,
    14,000,000 shares; issued and outstanding,
    1,827,833 shares and 3,320,950 shares in
    1996 and 1997, respectively ....................            18,278              33,210
Additional paid-in capital .........................         5,619,905           7,043,226
Accumulated deficit ................................        (8,966,258)        (11,000,812)
                                                           -----------        ------------

                                                            (3,328,075)         (3,924,376)
                                                           -----------        ------------

                                                           $ 6,087,539        $  4,884,924
                                                           ===========        ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  United Vanguard Homes, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              Year ended March 31,

                                                     1996               1997
                                                ------------       ------------

Operating revenues
Resident services                               $ 4,966,058        $ 4,999,025
Health care services                              2,555,138          2,682,928
Management fees                                                         60,000
Development fees                                  1,003,955            220,480
                                                -----------        -----------

                                                  8,525,151          7,962,433

Operating expenses
Residence operating expenses                      5,912,624          6,156,088
General and administrative                          414,703            881,784
Depreciation and amortization                       378,215            277,096
Provision for loss on advances to
affiliates, net of recoveries                       296,093            218,146
                                                -----------        -----------

                                                  7,001,635          7,533,114
                                                -----------        -----------

Income from operations                            1,523,516            429,319

Other income (expense)
Interest expense, net                              (600,871)          (592,552)
Other income                                        109,022            123,489
Debt conversion expense                                               (156,466)
Public offering costs                                               (1,170,344)
                                                -----------        -----------

                                                   (491,849)        (1,795,873)
                                                -----------        -----------

Income (loss) before income taxes                 1,031,667         (1,366,554)

Income taxes                                        420,000            668,000
                                                -----------        -----------

NET INCOME (LOSS)                               $   611,667        $(2,034,554)
                                                ===========        ===========

Income (loss) per share                         $       .35        $      (.81)
                                                ===========        ===========

Common shares and equivalents outstanding         1,739,830          2,506,511
                                                ===========        ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  United Vanguard Homes, Inc. and Subsidiaries

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                       Years ended March 31, 1996 and 1997


                                                                         Additional
                                                                           paid-in        Accumulated
                                       Shares             Amount           Capital            Deficit              Total
                                       ------             ------           -------            -------              -----

Balance, April 1, 1995 ......        1,698,833        $    16,988        $ 4,800,245        $ (9,577,925)       $(4,760,692)

Reissuance to parent ........          120,000              1,200             (1,200)
Shares issued as compensation            9,000                 90             49,860                                 49,950
Allocation of Federal tax
attributed to Parent company                                                 771,000                                771,000
Net income ..................                                                                    611,667            611,667
                                    ----------        -----------        -----------        ------------        -----------
Balance, March 31, 1996 .....        1,827,833             18,278          5,619,905          (8,966,258)        (3,328,075)

Shares issued upon conversion
of debt .....................          347,996              3,480          1,386,918                              1,390,398
Exercise of warrants ........           62,121                622            206,452                                207,074
Shares issued as compensation            3,000                 30              2,751                                  2,781
Shares reissued to VVI
previously cancelled
conditional on completion of
public offering .............        1,080,000             10,800            (10,800)
Allocation of Federal tax
attributed to Parent company                                                (162,000)                              (162,000)
Net loss ....................                                                                 (2,034,554)        (2,034,554)
                                    ----------        -----------        -----------        ------------        -----------

BALANCE, MARCH 31, 1997 .....        3,320,950        $    33,210        $ 7,043,226        $(11,000,812)       $(3,924,376)
                                    ==========        ===========        ===========        ============        ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                  United Vanguard Homes, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Year ended March 31,


                                                               1996               1997
                                                          ------------        -----------

Cash flows from operating activities
Net income (loss) .................................       $   611,667        $(2,034,554)
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities
Depreciation and amortization .....................           378,215            277,096
Debt conversion expense ...........................              --              156,466
Common stock issued for services ..................            49,950              2,781
Income taxes ......................................           190,000            669,000
Changes in operating assets and liabilities
Accounts receivable, advances and other
receivables .......................................           977,180            256,837
Prepaid expenses and other ........................           (84,746)          (243,739)
Development fees and advances .....................          (575,017)            50,381
Other assets ......................................           (34,232)           (25,591)
Accounts payable ..................................           (32,238)            52,001
Accrued expenses and public offering costs ........          (267,102)           780,041
Income taxes payable ..............................           310,621           (251,622)
Resident security deposits ........................            12,731            (30,179)
Deferred revenue ..................................          (177,221)              --
                                                          -----------        -----------
Net cash provided by (used in) operating
activities ........................................         1,359,808           (341,082)
                                                          -----------        -----------
Cash flows used in investing activities
Purchases of property and equipment ...............           (79,121)          (129,851)
                                                          -----------        -----------
Cash flows from financing activities
Proceeds from borrowings on mortgages and
notes payable .....................................           249,880            450,000
Principal repayments of mortgages and notes payable        (1,543,131)          (270,214)
Decrease (increase) in restricted cash financing ..           (26,752)            76,752
Proceeds from exercised warrants ..................              --              207,074
                                                          -----------        -----------
Net cash used in financing activities .............        (1,320,003)           463,612
                                                          -----------        -----------
NET DECREASE IN CASH ..............................           (39,316)            (7,321)
Cash at beginning of year .........................           249,561            210,245
                                                          -----------        -----------
Cash at end of year ...............................       $   210,245        $   202,924
                                                          ===========        ===========
Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest ..........................................       $   619,000        $   612,000
                                                          ===========        ===========
Income taxes ......................................       $    57,000        $   112,000
                                                          ===========        ===========

Schedule of noncash investing and financing activities:
   During 1997, the Company entered into capital leases for furniture and equipment totalling $47,591. During 1997, debt of $1,390,398 was converted to equity.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  United Vanguard Homes, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1996 and 1997

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

      1.    BUSINESS

            United Vanguard Homes, Inc. ("UVH") (the "Company") is a Delaware corporation which was originally formed in New York in 1964 as Coap Systems Inc. ("Coap") and is a majority-owned subsidiary of Vanguard Ventures, Inc. ("VVI"). UVH owns and operates three residential retirement centers in the State of Michigan, which provide assisted living services for residents on a month-to-month basis. The facilities are known as Olds Manor, Hillside Terrace and Whitcomb Tower. In addition, UVH, through wholly-owned subsidiaries, provides management and development services for affiliated and unaffiliated companies.

      2.    BASIS OF PRESENTATION

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During fiscal 1997, the Company incurred a loss of $2,034,554 and, as of March 31, 1997, had a deficiency in working capital and stockholders' equity of $653,773 and $3,924,376, respectively. Further, the Company's lack of working capital has limited the Company's ability to pursue its development projects. The Company is presently pursuing various strategies to alleviate its deficiency in working capital. Such strategies include (i) negotiating with professionals and other vendors associated with the Company's unsuccessful public offering to further defer or forgive payment of the remaining balances due, (ii) refinancing a substantial portion of the Company's mortgage indebtedness and (iii) a sale of a substantial portion of the Company's operating and development projects which would allow the Company to pursue other development opportunities. The Company has received a letter of intent to refinance the Company's mortgage indebtedness and has received several offers to purchase a substantial portion of the Company's properties. Although there can be no assurance that any of the above strategies will be successful, the Company believes that the underlying value of its properties will allow the Company to successfully implement its strategies.

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1996 and 1997

NOTE A (CONTINUED)

      3.    PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of UVH and its wholly-owned subsidiary corporations. All significant intercompany balances and transactions have been eliminated in consolidation.

      4.    RESTRICTED ASSETS

            Restricted assets include cash of $99,600 that collateralizes an insurance bond required by Michigan State law for resident security deposits. In addition, restricted use cash accounts totalling approximately $76,000 and $107,000 at March 31, 1996 and 1997,
            respectively, have been segregated pursuant to the terms of certain mortgage indebtedness, which requires the net operating income of the Company's residential retirement centers, as defined, to be used to fund capital improvements and the related mortgage indebtedness.

      5.    PROPERTY AND EQUIPMENT

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

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1996 and 1997


NOTE A (CONTINUED)

            Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to reduce the deferred tax assets, as it is more likely than not, that a portion or all of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

      7.    PER SHARE INFORMATION

            In June 1996, the Company approved a 1-for-1.6667 reverse stock split and all share and per share amounts have been retroactively restated. In addition, as a result of the Company terminating its proposed public offering, certain shares previously excluded from earnings per share have been retroactively reinstated.

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

      8.    STOCK-BASED COMPENSATION

            In 1997, Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," has been adopted and allows for a choice of the method of accounting used for stock-based compensation. Entities may use the "intrinsic value" method currently based on APB No. 25 or the new "fair value" method contained in SFAS No. 123. The Company accounts for stock-based compensation under APB No. 25. As required by SFAS No. 123, the pro forma effects on net income and earnings per share will be determined as if the fair value based method had been applied and disclosed in the notes to the financial statements.

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1996 and 1997


NOTE A (CONTINUED)

      9.    REVENUE RECOGNITION

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

     10.    FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is effective for financial statements ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The effect of adopting this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1996 and 1997


NOTE A (CONTINUED)

            In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company will implement SFAS No. 130 and SFAS No. 131 as required in fiscal 1998, which will require the Company to report and display certain information related to comprehensive income and operating segments, respectively. Adoption of SFAS No. 130 and SFAS No. 131 will not impact the Company's financial position or results of operations.

     11.    USE OF ESTIMATES

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


NOTE B - PROPERTY AND EQUIPMENT

      Property and equipment at March 31 consist of the following:

                                                1996                 1997
                                           -----------           --------------

          Land                            $   632,408            $  632,408
          Buildings and improvements        4,405,417             4,492,987
          Equipment                           850,969                940,841
                                          -----------            ----------

                                            5,888,794              6,066,236
          Less accumulated depreciation
              and amortization              3,527,096              3,789,585
                                          -----------             ----------

          Property and equipment, net      $2,361,698             $2,276,651
                                          ===========             ==========

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1996 and 1997



NOTE C - RELATED PARTY TRANSACTIONS

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

                                                                                           1996                 1997
                                                                                        ----------          ----------

          Due from VVI                                                                  $2,452,137          $2,207,653
          Due from the Whittier, VVI affiliated company                                  2,406,266           2,793,766
          Due from VVI affiliated limited partnerships (VVI is
          general partner)                                                               1,235,661           1,219,670
          Management fees and cash advances due from
          affiliated companies                                                           1,088,208             770,103
                                                                                        ----------          ----------

                                                                                         7,182,272           6,991,192
          Less reserve for losses                                                        6,523,555           6,723,585
                                                                                        ----------          ----------

          Due from affiliates, net                                                      $  658,717          $  267,607
                                                                                        ==========          ==========

      At March 31, 1996 and 1997, the unreserved amounts due from affiliates represent development fees and advances from the following:

                                                                                          1996                 1997
                                                                                        --------            ---------

          Presidential Care Corp. ("Presidential")                                      $658,717            $  27,646
          Camelot Village at Huntington, Inc.                                                                 102,718
          Camelot Village at Stroudsburg, LLC                                                                 137,243
                                                                                        --------            ---------

                                                                                        $658,717            $ 267,607
                                                                                        =======             =========

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1996 and 1997



NOTE C (CONTINUED)

      1.    PRESIDENTIAL

            The unreserved amount at March 31, 1996 represented development fees and advances of $143,200 and $515,517, respectively, from Presidential Care Corp. ("Presidential"), a Florida not-for-profit corporation affiliated with VVI. The Company entered into a development agreement on March 24, 1995 to plan, design, develop and construct an assisted living retirement home in Hollywood, Florida, and to arrange for permanent and interim financing. The development agreement provides for compensation to the Company for locating the land, zoning application work and other services of 7 1/2% of the overall project cost (as defined), payable upon commencement of construction. The Company recognizes development fees on a percentage-of-completion basis and has recognized $43,200 in fiscal 1996. The initial $100,000 fee earned in fiscal 1995 had not been recognized in fiscal 1995, as the underlying project was in the initial stages. During fiscal 1996, the Company reassessed the collectibility of such fee and a recovery of $100,000 was recognized. The advances of $515,517 primarily related to the purchase of land. Presidential received interim financing through a private placement and is awaiting approval on its construction financing. All amounts due from Presidential at March 31, 1997 have been subsequently paid.

      2.    CAMELOT VILLAGE AT HUNTINGTON ("CAMELOT - HUNTINGTON")

            During fiscal 1996, the Company advanced $73,449 to Camelot - Huntington, a corporation affiliated with the Company, which was fully reserved in 1996 and recovered in fiscal 1997. At March 31, 1997, the advances of $102,718 have subsequently been repaid. The Company has entered into a development agreement with Camelot -
            Huntington and has obtained an option to purchase the underlying property. An assisted living facility is planned for construction, subject to zoning and financing.

            The purchase price and related costs of the land, at March 31, 1997, totalled approximately $1,050,000, of which $450,000 was borrowed from a bank. The loan is secured by the property. The Company advanced the remaining $600,000, of which approximately $497,000 was collected from the proceeds Camelot - Huntington received from private investors in its sale of stock.

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1996 and 1997



NOTE C (CONTINUED)

            Construction of the facility requires the issuance of a special use permit by the Huntington Zoning Board of Appeals. In the event that zoning approval is not received and all appeals have been exhausted, each Camelot - Huntington investor will have the right to receive the return of his investment plus 10 percent annual dividends (to the extent not paid). If Camelot - Huntington's available cash and the net proceeds from the sale of the land are insufficient to pay investors electing this option, then the Company will be required to make up the shortfall. The Company has guaranteed to Camelot - Huntington investors the payment of dividends and distributions of up to $1,500,000 in the aggregate. In consideration of the Company's guarantee, the Company will receive 50% of the net proceeds, if any, from the sale of the facility. Alternatively, each investor may exchange his Camelot - Huntington stock for shares of the Company's common stock at the lesser of: (a) 80 percent of its fair market value or (b) $7.00 per share.

            Management believes that Camelot - Huntington is still in its preliminary phases of obtaining zoning approval and any potential future loss to the Company under its commitments and guarantees is not probable or estimable at this time for recognition purposes.

      3.    CAMELOT VILLAGE AT STROUDSBURG ("CAMELOT - STROUDSBURG")

            The advances of $137,243 made to Camelot - Stroudsburg were primarily for the purchase of real estate intended for development of an assisted living facility. These advances were not reserved at March 31, 1997 since management believes the amount will be recovered in the near future either from a sale of the property or interim financing for project development.

      4.    PHOENIX LIFECARE CORP. ("PHOENIX")

            Phoenix, a not-for-profit corporation affiliated to the Company, provides health care services to residents of the Whitcomb Tower and the Whittier (an affiliate of VVI) on behalf of the Company. The Company earns a management fee from Phoenix for services rendered. The amounts due from Phoenix of $355,942 and $502,496 at March 31, 1996 and 1997, respectively, have been fully reserved and no management fees have been recognized during fiscal 1996 and 1997.

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1996 and 1997


NOTE C (CONTINUED)

      5.    RECEIVABLES FROM GATEWAY COMMUNITIES, INC. ("GATEWAY")

            Receivables from Gateway at March 31 were:

                                                                                        1996            1997
                                                                                     ----------      ------------

                Note receivable, including accrued interest
                at 9%                                                                $7,481,953       $7,481,953
                Management fees and advances                                          1,076,197        1,076,197
                                                                                     ----------       ----------

                                                                                      8,558,150        8,558,150
                Less reserve for losses                                               8,558,150        8,558,150
                                                                                     ----------       ----------

                                                                                     $    -           $    -
                                                                                     ==========       ==========

            Receivables from Gateway, a not-for-profit and formerly affiliated company and lessee and operator of Harvest Village, a continuing care retirement community, have been fully reserved by the Company as Gateway has historically suffered losses and does not have the financial resources to pay this obligation. The Company acquired the note receivable from Gateway through a series of assignments from VVI and affiliates.

            The Company intended to acquire Harvest Village from an entity indirectly owned by VVI. In July 1997, (i) the Company's right to purchase the Harvest Village retirement facility terminated, (ii) VVI contributed substantially all of its equity interest in Harvest Village Partners, L.P. to the Company, (iii) the Company and VVI transferred 100 percent of Harvest Village Partners, L.P. to unaffiliated purchasers, and (iv) the Harvest Village construction lenders assigned their mortgage on the Harvest Village retirement facility to a company not affiliated with the Company, released their liens and security interests in the Company's properties and the stock of the Company owned by VVI, and released VVI and the Company's Chief Executive Officer from their guarantees. (See Note G-3.)

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1996 and 1997


NOTE D - DEVELOPMENT FEES AND ADVANCES

      During 1994, the Company began developing a residential retirement center in the State of Iowa known as Cottage Grove Place, an unaffiliated entity. Pursuant to the development agreement, the Company is obligated to plan, design, develop and construct the property, arrange financing and supervise occupancy development for a total fee of $2,270,000. During the years ended 1995, 1996 and 1997, the Company recognized $700,000, $1,003,955 and $220,480 (net of financing discount of $144,500 in 1996 and 1997), respectively, of such development fee. The initial installment of $750,000 was paid upon the bond closing, which provided Cottage Grove Place with its construction financing in 1995. An additional $385,005 will be paid in monthly installments during construction provided construction is on time and on budget, and the remaining $1,135,000 will be paid upon the later of: (i) 90% occupancy achieved by the project or (ii) the payment in full of the short-term bonds of Cottage Grove Place, which mature on or before July 1, 2001, and the satisfaction of the Debt Service Coverage Ratio and the Reserve Ratio (as defined) after giving effect to the repayment of such short-term bonds. While the Company has earned and recognized a majority of the development fee, the terms of the agreement defer payment. A portion of the fee has been discounted at 10% to give effect to the estimated payment during the first quarter of fiscal 1999.

      The components of fees and advances receivable from Cottage Grove Place are as follows:

                                                  1996              1997
                                              ----------         ---------

          Advances                            $  39,861          $      -
          Development fees, net                 806,020           795,500
                                                -------           -------

                                                845,881           795,500
          Less long-term portion, net           575,017           795,500
                                                -------           -------

                                               $270,864          $      -
                                                =======           =======

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1996 and 1997


NOTE E - MORTGAGES AND NOTES PAYABLE

                                                                                        1996                             1997
                                                                                   -------------                    ---------------

          1.          MORTGAGES PAYABLE

          Mortgages,  guaranteed  by VVI,  bearing  interest at
            7.5%  payable in monthly  installments of
            principal and interest of $30,429 are due
            May 1, 1998, as extended on October 15, 1997;
            restricted use cash accounts have been pledged
            as additional collateral (Note A).                                      $4,351,862                       $4,317,865
          Convertible mortgages with interest at prime, plus
            3% (11.5% at March 31, 1997), payable in
            interest only installments quarterly, maturity
            dates are March 1999 and August 2000, net of
            original issue discount of $59,356 and $42,789,
            respectively. Convertible into 169,602 shares of
            UVH common stock, as of March 31, 1997,
            subject to adjustment, as defined.                                       1,820,643                        1,167,211
          Mortgage with interest at prime plus 1% (9.5% at
            March 31, 1997) payable in monthly installments of
            $4,700; including interest balance due August 2001.                        252,433                          217,957
                                                                                    ----------                       ----------

                                                                                     6,424,938                        5,703,033
                                                                                    ----------                        ---------

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1996 and 1997


NOTE E (CONTINUED)

                                                             1996               1997
                                                          ------------       ---------

          2.          NOTES PAYABLE

Note payable in monthly  installments of $5,000
  plus interest at prime plus 2% (10.5% at
  March 31, 1997). The note is pursuant to a line of
  credit  which expires April 7, 1998  .............       $  356,000       $  334,000
Convertible 7% promissory notes, interest payable
quarterly, compounded annually, maturity on
December 31, 2000; convertible into 19,208
shares of the Company's common stock at $8.33
per share ..........................................          795,000          160,000
Note payable in monthly installments of $12,500
plus interest until August 1999 at prime plus
1.5% (10% at March 31, 1997)  ......................                           362,500
Equipment notes payable, with interest ranging from
3% to 15% payable in monthly installments of
principal and interest of $1,469 until July 1999  ..            6,467           39,650
Promissory note payable, with interest at prime plus
1% (9.25% at March 31, 1996) payable in monthly
principal installments of $2,917, plus interest
until December 1996                                            23,333
                                                           ----------       ----------

                                                            1,180,800          896,150
                                                           ----------       ----------

                                                            7,605,738        6,599,183
Less current portion                                          432,756          264,918
                                                           ----------       ----------

                                                           $7,172,982       $6,334,265
                                                           ==========       ==========

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1996 and 1997



NOTE E (CONTINUED)

      The aggregate maturities of mortgages and notes payable are as follows:

        Fiscal year ending March 31,
        1998                                  $   264,918
        1999                                    5,627,698
        2000                                      104,184
        2001                                      373,586
        2002                                      197,290
        Thereafter                                 31,507
                                              -----------

                                              $6,599,183
                                              ==========

NOTE F - INCOME TAXES

      The consolidated provision (benefit) for income taxes consists of the following at March 31:

                                                 1996              1997
                                             ----------        ------------

          Current
          Federal                           $   771,000        $(162,000)
          State and local                       230,000         (151,000)
                                            -----------        ----------

                                              1,001,000         (313,000)
                                            -----------        ----------

          Deferred
          Federal                              (449,000)         760,000
          State and local                      (132,000)         221,000
                                            -----------        ---------

                                               (581,000)         981,000
                                            -----------        ---------

                                            $   420,000        $ 668,000
                                            ===========        =========

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1996 and 1997


NOTE F (CONTINUED)

      The  Company  files its Federal  consolidated  tax return with its parent,
      VVI. To the extent the Company's Federal tax attributes are utilized by VVI, the Company records the result as either an increase or decrease to additional paid-in capital.

      The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                              1996          1997
                                                           ---------      --------

          Statutory Federal tax rate                         34.00%        (34.00%)
          State income taxes, net of Federal
          income tax benefit                                  6.23          (6.50)
          Other                                                .48           4.5
          Losses for which no future tax benefit
          has been recorded                                    -            76.88
                                                             -----        -------

          Effective tax rate                                 40.71%         40.88%
                                                             =====        =======

      Temporary differences which give rise to deferred tax assets are as follows:

                                                   1996               1997
                                               ----------         -----------

          Net operating loss carryover         $  838,000         $1,047,000
          Due from affiliate                    5,274,000          5,296,000
          Fixed assets                            902,000            902,000
          Accrued expenses and other               57,000            190,000
                                               ----------         ----------

                                                7,071,000          7,435,000
          Valuation allowance                   6,090,000          7,435,000
                                               ----------         ----------

                                               $  981,000         $     -
                                               ==========         ==========

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1996 and 1997


NOTE F (CONTINUED)

      The Company has net operating loss carryforwards for Federal income tax purposes as of March 31, 1997 of approximately $3,081,000. The net operating loss carryforwards expire during fiscal 1998 through 2012, $2,083,000 of which expire in fiscal 1998. Such net operating loss carryforwards are subject to several statutory limitations which limit their utilization. Accordingly, no benefit from such utilization has been provided for. Any ownership changes could limit the use of some or all of the net operating loss carryforwards. During 1997, the Company increased its deferred tax valuation allowance due to losses incurred in 1997 and uncertainty as to the Company's ability to realize future tax benefits.


NOTE G - COMMITMENTS AND CONTINGENCIES

      1.    OPERATING LEASES

            Aggregate rental expense under operating leases was approximately $35,000 and $66,900 for the years ended March 31, 1996 and 1997, respectively. UVH rents its administrative office facilities from CBF Building Company, an affiliate of VVI, under a lease expiring December 31, 2002, at an annual rental as follows:

              Fiscal year ending March 31,
              1998                                $  84,630
              1999                                   87,168
              2000                                   89,781
              2001                                   92,478
              2002                                   95,256
              Thereafter                            173,335
                                                    -------

                                                  $ 622,648
                                                    =======

      2.    PURCHASE COMMITMENT

            The Company may be required to purchase a parcel of land at the Cottage Grove Place retirement facility in Cedar Rapids, Iowa, for $450,000 plus interest and taxes if Cottage Grove Place fails to exercise its option to the property.

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1996 and 1997


NOTE G (CONTINUED)

      3.    COLLATERAL

            Under an amended and restated loan agreement of an affiliate of VVI, the lenders hold a second mortgage on the Olds Manor retirement center (net book value of $286,000) in the amount of $1,400,000 and a consolidated mortgage in the amount of $1,000,000 on the Whitcomb Tower and Hillside Terrace (net book value of $1,716,000) collateralizing VVI's $6,350,000 guarantee of a construction loan in connection with Harvest Village Partners L.P., an affiliate of VVI. In addition, VVI has pledged 1,340,573 shares of the Company's common stock owned by VVI as additional collateral for the guarantee. On July 16, 1997, these mortgages, guarantees and pledges were released due to the sale of Harvest Village Partners L.P. to third parties. See Note C-5.

      4.    GUARANTEES

            The Company guaranteed a bank loan to CBF Building Company. The balance outstanding on this loan is $95,689 at March 31, 1997.

            The Company guaranteed a bank loan to an affiliate with a balance of $450,000 at March 31, 1997 (Note C-2).

            The Company is a co-borrower on a line of credit given to VVI in the original amount of $300,000. The balance outstanding at March 31, 1996 and 1997 was approximately $283,000 and $192,000, respectively.

      5.    SELF-INSURANCE

            Effective April 1, 1992, the Company began to partially self-insure for health and medical liability costs for up to a maximum of $300,000 in claims. The Company has insurance coverage for claims above the aforementioned limit. The self-insurance claim liability is determined on a nondiscounted basis based on claims filed and an estimate of claims incurred but not yet reported. The amount of said liability accrued at March 31, 1997 was $131,625.

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1996 and 1997


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

            In addition, as of April 1, 1996, the Company entered into an employment agreement with the Company's President and Chief Operating Officer pursuant to which an annual base salary under the employment agreement is $100,000. In December 1995, the President received a $25,000 cash bonus and the Company agreed to issue 9,000 shares of the Company's common stock valued at $5.55 per share. A bonus of $25,000 and 3,000 shares of the Company's common stock was paid on June 30, 1996 and $25,000 and 3,000 shares is payable on March 31, 1998, subject to continued employment.

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

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1996 and 1997



NOTE G (CONTINUED)

      9.    GOVERNMENT REGULATION

            Healthcare and senior living facilities are areas of extensive and frequent regulatory change. Changes in the laws or new interpretations of existing laws can have a significant effect on methods of doing business, costs of doing business and amounts of reimbursement from governmental and other payors. The Company at all times attempts to comply with all applicable fraud and abuse laws; however, there can be no assurance that administrative or judicial interpretation of existing laws or regulations will not have a material adverse effect on the Company's operations or financial condition.


NOTE H - ACCRUED EXPENSES

      Accrued expenses consist of the following at March 31:

                                             1996                    1997
                                         ---------              ---------------

          Interest                        $ 95,551              $  79,465
          Real estate taxes                  1,814                 14,713
          Payroll and related taxes        220,234                242,291
          Insurance                        192,244                131,625
          Professional fees                107,200                155,056
          Other                                                    36,934
                                          --------               --------

                                          $617,043              $ 660,084
                                          ========               ========

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1996 and 1997



NOTE I - STOCKHOLDERS' EQUITY

      1.    COMMON STOCK

            On March 31, 1995, VVI contributed 1,200,000 shares of the Company's common stock to the Company, which the Company then simultaneously retired. As consideration for such contribution, VVI was entitled to be issued one share of common stock for each $5.73 received by the Company in payment of amounts due from Gateway. In 1996, VVI received 120,000 shares as consideration for relinquishing the right to receive such shares upon collection. As the amounts due from Gateway had been fully reserved for by the Company (Note C), the net contribution of shares by the Company has been accounted for in a manner similar to a recapitalization. The capital contribution was premised on the fact that the Company was going to complete the public offering by September 30, 1996. The public offering was terminated in October 1996, and in December 1996 the Company reissued the remaining 1,080,000 shares of common stock to VVI.

            In March 1996, the expiration date on outstanding warrants was extended from March 31, 1996 to April 30, 1996 and the exercise price was adjusted from $6.66 to $3.33 per share. In April 1996, 62,121 shares were issued in connection with the exercise of these warrants.

            In March 1996, the Company offered the convertible mortgageholders and noteholders the option to convert, through April 30, 1996, to common shares at a price of $3.75 instead of prices ranging from $6.67 through $7.22. In April 1996, 347,996 common shares were issued in connection with the offer. As a result of the offer, 167,887 additional shares were issued upon conversion, the estimated fair value of which ($156,466) has been recorded as debt conversion expense in 1997. Had the conversion of this debt and exercise of warrants taken place at the beginning of 1996, earnings per share would have been $.40 as compared to historical earnings per share of $.51.

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1996 and 1997


NOTE I (CONTINUED)

      2.    INCENTIVE STOCK OPTION PLAN

            The Company has reserved 210,000 shares of common stock for issue to key employees under the Company's Employee Incentive Stock Option Plan (the "1991 Plan"), as amended. A summary of the activity within the 1991 Plan is as follows:


                                              Weighted
                                            average price    Option price
                                              per share        per share          Granted        Available
                                              ---------        ---------          -------        ---------


                Balance, April 1, 1995         $4.06        $1.33 to $6.10        54,600        155,400

                Terminated                     1.33         $1.33                 (2,700)         2,700
                Granted                        4.08         $3.33 to $6.10        46,680        (46,680)
                                                                                --------        --------

                Balance, March 31, 1996        4.07         $1.33 to $6.10        98,580        111,420
                                                                                ========        =======

                Terminated                     4.35         $1.33 to $5.55        (1,260)         1,260
                Granted                        4.29         $4.00 to $4.40        40,700        (40,700)
                                                                                --------       ---------

                BALANCE, MARCH 31, 1997        4.14         $1.33 TO $6.00       138,020         71,980
                                                                                ========       =========

            Under the plan, option exercise prices must be at least 100% of the estimated fair market value of the common stock at the time of the grant. Exercise periods are for ten years, but terminate at a stipulated period of time after an employee's death or termination of employment for causes other than disability or retirement. No options have been exercised since inception of the plan. The options become exercisable at the rate of 20% per year. Accordingly, options for an aggregate of 43.668 shares are exercisable at March 31, 1997.

            In June 1996, the Company adopted the 1996 Outside Directors' Stock Option Plan (the "Directors' Plan"), which provides for the granting of options to purchase common stock of the Company to nonemployee directors of the Company. The Directors' Plan authorizes the issuance of a maximum of 90,000 shares of common stock.

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1996 and 1997


NOTE I (CONTINUED)

            The Directors' Plan is administered by the Board of Directors. Under the Directors' Plan, each nonemployee director elected after April 1, 1996 will receive options for 3,000 shares of common stock upon election. To the extent that shares of common stock remain available for the grant of options under the Directors' Plan, each year on April 1, commencing April 1, 1997, each nonemployee director will be granted an option to purchase 1,800 shares of common stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the common stock as of the date preceding the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. Each option will be for a ten-year term, subject to earlier termination in the event of death or permanent disability. Options for an aggregate of 3,000 shares are exercisable at March 31, 1997.

            A summary of activity within the 1996 Plan is as follows:

                                           Option price
                                            per share    Granted    Available
                                            ---------    -------    ---------

                Balance, April 1, 1996         -            -          -

                Granted                       $6.00      9,000      81,000

            In addition, there are options outstanding, at prices ranging from $1.33 to $6.00, for 28,800 and 31,800 shares of common stock at March 31, 1996 and 1997, respectively. These options were granted in addition to those outstanding under the 1991 Plan and the Directors' Plan. Options for an aggregate of 20,280 shares are exercisable at March 31, 1997.

            The following table summarizes significant ranges of all outstanding and exercisable stock options at March 31, 1997:


                         Options outstanding                     Options exercisable
                         -------------------                     -------------------
                              Weighted-        Weighted-                      Weighted-
Ranges of                      average         average                         average
exercise                      remaining        exercise                       exercise
prices              Shares   life in years      price          Shares          price
------              ------   -------------      -----          ------          -----


$1.33              34,740       5.86            $1.33          27,792          $1.33
3.33 - 4.40        69,600       9.51             3.72           6,780           3.37
5.55 - 6.10        74,480       7.65             5.75          32,376           5.76

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1996 and 1997



NOTE I (CONTINUED)

            The weighted-average option fair value on the grant date was $4.20 and $4.68 for options issued during the years ended March 31, 1996 and 1997.

            The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"); it applies APB Opinion No. 25,
            "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plans and does not recognize compensation expense for such Plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's reported net income (loss) per share would be adjusted to the pro forma amount indicated below for the years ended March 31:

                                             1996                    1997
                                           --------               -----------

                Net income (loss)
                As reported                $611,667              $(2,034,554)
                Pro forma                   548,720               (2,103,235)

                Income (loss) per share
                As reported                    $.35                    $(.81)
                Pro forma                       .32                     (.84)

            These  pro  forma  amounts  may  not  be  representative  of  future
            disclosures   because  they  do  not  take  into  effect  pro  forma
            compensation expense related to grants made before 1996. The fair value of options issued was estimated by applying the minimum value method, as the Company's common stock is not actively traded. In applying the minimum value method, the Company assumed an expected life of five years and an interest rate of 6.7% in 1996 and 1997.

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1996 and 1997



NOTE J - BUSINESS SEGMENTS

      The Company owns and operates its three residential retirement centers in Michigan to provide living and extended care services to the elderly. In addition to a room, the Company provides significant personal services, including, among other things, meal preparation and health care. The Company's management provides the requisite day-to-day supervision and administration services to various affiliates and nonaffiliated companies. Losses and recoveries have been stated separately.

      Intersegment revenues are not significant. Operating profit is defined as sales and other income directly related to a segment's operations, less operating expenses.

      The following summaries set forth certain financial information classified as described above:

                                                1996                 1997
                                           ------------           ------------

          Revenues
          Resident centers                  $7,521,196           $7,681,953
          Management and development
          companies                          1,003,955              280,480
                                             ---------            ---------

                                            $8,525,151           $7,962,433
                                             =========            =========

          Operating profits
          Resident centers                  $1,268,361           $1,261,079
          Management and development
          companies                            551,248             (613,614)
          (Loss) recovery on advances
          to affiliates                       (296,093)            (218,146)
                                            ----------           ----------

          Income from operations            $1,523,516           $  429,319
                                             =========           ==========

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1996 and 1997


NOTE J (CONTINUED)

      Corporate assets are principally cash, and corporate office equipment, furnishings and related assets.

                                              1996                 1997
                                          -----------         -----------

Identifiable assets are as follows:
Retirement centers                        $3,656,272          $3,331,635
Management and development companies       2,250,917           1,393,615
Corporate                                    180,350             159,674
                                          ----------          ----------

                                          $6,087,539          $4,884,924
                                          ==========          ==========