Form 10KSB
period 1998-03-31
UNITED VANGUARD HOMES INC /DE
filed 1999-07-06
CIK 21221

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                           ---------------------------
                                   FORM 10-KSB

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended  MARCH 31, 1998
                                ------------------------------------------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _______________

                          Commission file number 0-5097
                                                 ----------

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

Registrant's telephone number, including area code: (516) 759-1188
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common
                                                           Stock, $.01 par value

     Check whether Registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No /X/

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     State Registrant's revenues for its most recent fiscal year: $7,774,000.

     State the aggregate market value of Registrant's outstanding voting Common Stock held by non-affiliates of Registrant: $1,000,000.

     As  of  March  31,  1999,  there  were  3,313,265  shares   outstanding  of
Registrant's Common Stock.

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format:  Yes ____  No /X/

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


                                FISCAL YEAR ENDED MARCH 31,
                                ---------------------------
                                   1997             1998
                                   ----             ----


Statement of Operations Data:

Revenues:
      Resident services .       $4,999,000       $4,705,000
      Healthcare services        2,683,000        2,763,000
      Management Fees ...           60,000          120,000
      Development fees ..          220,000          186,000
                                ----------       ----------
         Total revenues .       $7,962,000       $7,774,000
                                ==========       ==========

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

     DEVELOPMENT OPPORTUNITIES. Operating revenues and management fees are generally stable once a facility is fully occupied. At that point, growth in revenue of Registrant becomes dependent upon development and management fees received through the development and management of additional senior living facilities on behalf of others. Consequently, the second part of Registrant's business strategy is to increase the number of senior living facilities it develops and manages for itself or on behalf of others, in part through a strategy whereby Registrant may enter into an agreement with an unaffiliated third-party entity, which may be a not-for-profit organization exempt from federal income taxes under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the "Code") (a "501(c)(3) organization"), to develop a senior living facility for such entity. Registrant would generally attempt to obtain a management agreement to operate the facility upon its completion as well as a fair market value option to purchase the facility at a future time. Through this type of transaction, if the unaffiliated entity is adequately financed, Registrant would not incur the start-up development costs and operating losses typically associated with the development and initial operation of a senior living facility because Registrant would not be the owner. However, prior to entering into such agreement, Registrant may incur certain initial expenses associated with its site selection process. Registrant would earn a development fee for the development of the senior living facility and a management fee for its operation and might exercise its option, if any, to purchase the senior living facility. The unaffiliated third-party entity would benefit through the attainment of a turnkey senior living facility.

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

     Phoenix Lifecare Corp., a 501(c)(3) organization, provides home healthcare services to residents of Whittier (which is managed by Registrant) and Whitcomb (which is owned and managed by Registrant) facilities.

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

EMPLOYEES

     At March 31, 1999 Registrant had approximately 250 employees of whom approximately 145 were full-time employees.


Item 2.  DESCRIPTION OF PROPERTY.
         -----------------------

     The table below sets forth certain information regarding the properties owned or managed by Registrant:

                                   INDEPENDENT  ASSISTED   SKILLED   OCCUPANCY
     NAME AND LOCATION             LIVING       LIVING     NURSING   RATE(%)(a)
     -----------------             ---------------------------------------------
PROPERTIES OWNED:

Hillside Terrace, Ann Arbor, MI        63       12(b)       23       95
Olds Manor, Grand Rapids, MI           98       54(b)       44       84
The Whitcomb, St. Joseph, MI          102       34                   86

MANAGED ONLY PROPERTY:

The Whittier, Detroit, MI             205       58                   65

PROPERTIES UNDER DEVELOPMENT:

Camelot Village(c)                             120
Hicksville, NY

Camelot Village(c)
Huntington, NY                                 120

Camelot Cove on the Hudson (c)
North Bergen, NJ                      284       30          60

Orchard Terrace(c)                     64
Ann Arbor, MI

Presidential Place                             104
Hollywood, FL

(a)  As of March 31, 1999.

(b)  These units currently licensed as Homes for the Aged.

(c)  Subject to funding being secured.


     Registrant sold its rights to manage Cottage Grove Place and to develop and acquire the Stroudsburg site in November and December 1998, respectively.

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

     THE WHITTIER. The Whittier is an independent living facility with assisted living services, as required, located in Detroit, Michigan. The Whittier was built in the 1920s and renovated in 1972 and 1989. Registrant estimates that The Whittier needs approximately $1.5 million for deferred maintenance.

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

MORTGAGE INDEBTEDNESS

     GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

     As of March 31, 1998 and 1999, Hillside Terrace, Inc., a wholly-owned subsidiary of Registrant and the owner of Hillside Terrace, was indebted to Great-West Life & Annuity Insurance Company ("GWL") in the aggregate principal amount of approximately $2 million. Such indebtedness is secured by a first mortgage on Hillside Terrace. As of March 31, 1998 and 1999, Whitcomb Tower Corporation, a wholly-owned subsidiary of Registrant and the owner of The Whitcomb, was indebted to GWL in the aggregate principal amount of approximately $2 million. Such indebtedness is secured by a first mortgage on The Whitcomb. The payment of principal and interest on each of the foregoing first mortgages has been guaranteed by Vanguard. In addition, as of March 31, 1998 and 1999, Whittier Towers, Inc., the owner of The Whittier, was indebted to GWL in the aggregate principal amount of approximately $4 million. Such indebtedness is secured by a first mortgage on The Whittier. Each of the foregoing first mortgages bears interest at 7.5% per annum and is due November 1, 1999. The first mortgage encumbering The Whittier provides that a default under such loan is also a default under both of the first mortgages encumbering Hillside Terrace and The Whitcomb. Consequently, a default under the first mortgage encumbering The Whittier could result in the foreclosure of Hillside Terrace and The Whitcomb. The restrictions and cross collateral provisions of The Whittier mortgage will be eliminated if The Whittier is sold and the GWL mortgage on the property satisfied.

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

     OLD KENT BANK

     As of March 31, 1999, Olds Manor, Inc., a wholly-owned subsidiary of Registrant and the owner of Olds Manor, was indebted to Old Kent Bank ("Old Kent") in the aggregate principal amount of $139,744. Such indebtedness is secured by a first mortgage lien on Olds Manor. The loan bears interest at prime rate plus 1 percent per annum and is due in 2001.

     OLDS MANOR MORTGAGE TRUST

     As of March 31, 1999, Olds Manor, Inc. was indebted to Olds Manor Mortgage Trust in the aggregate principal amount of $360,000. Such obligation is secured by a mortgage on Olds Manor that is subordinate to the first mortgage on Olds Manor held by Old Kent. The loan bears interest at prime plus 3 percent per annum, is due in year 2000, and is convertible into 51,840 shares of Registrant's Common Stock at $6.94 per share. Registrant is the guarantor of the Olds Manor Note. The $360,000 Olds Manor Trust mortgage is subordinate to the Old Kent Bank mortgage. The Olds Manor Trust mortgage has routine covenants respecting payment of taxes, insurance, repairs, etc., except that Olds Manor, Inc. cannot permit any increase of the principal of the Old Kent Mortgage without the consent of the trustee of the Olds Manor Mortgage Trust. The trustee is Carl G. Paffendorf, the Chief Executive Officer of Registrant.

     WHITCOMB MORTGAGE TRUST

     As of March 31, 1999, Whitcomb Tower Corporation was indebted to The Whitcomb Mortgage Trust in the aggregate principal amount of $850,000. Such obligation is secured by a mortgage on The Whitcomb that is subordinate to the first mortgage on The Whitcomb held by GWL. The loan bears interest at prime rate plus 3 percent per annum, is due in 1999 and is convertible into 117,692 shares of Registrant's Common Stock at $7.22 per share. Registrant is guarantor of the Whitcomb Tower Note. The $850,000 Whitcomb Trust mortgage is subordinate to GWL's mortgage. The Whitcomb Trust mortgage has routine covenants respecting payment of taxes, insurance, repairs, etc., except that Whitcomb Tower
Corporation cannot permit any increase of the principal of the GWL mortgage without the consent of the trustee of the Whitcomb Mortgage Trust. The trustee is Carl G. Paffendorf.

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

Item   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Not applicable.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) Market Information. There is currently no public market for the equity securities of Registrant.

         (b)   Holders.

                                             Approximate Number of Record
           TITLE OF CLASS                    HOLDERS (AS OF MARCH 31, 1999)
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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

YEAR ENDED MARCH 1997 VS. MARCH 1998

REVENUES

         Net revenues of the Registrant represent its gross consolidated revenues, less charitable and Supplementary Social Security Income discounts.

         Net revenues decreased by $188,000, or 2 percent, from $7,962,000 in the 1997 period to $7,774,000 in the 1998 period. The primary cause was a reduction in Resident Services Revenues which decreased by $294,000, or 6 percent, from $4,999,000 in the 1997 period to $4,705,000 in the 1998 period. The decrease was a result of a reduction in occupancy due to a temporary moratorium on admissions at one of the Registrant's facilities. From January to October 1, 1997, Olds Manor was subject to a moratorium on admissions in the Home for the Aged due to the allegation that certain services being rendered were beyond the scope of the facility's Home for the Aged License. As a consequence of the moratorium, occupancy dropped from 95 percent, as of March 31, 1996, to 65 percent, as of March 31, 1998.

         Healthcare services revenues increased by $80,000, or 3 percent, from $2,683,000 in the 1997 period to $2,763,000 in the 1998 period. The increase was a result of higher rates.

         Management fees of $120,000 were earned this period on a contract which began October 1, 1996.

         Development Fee income decreased by $35,000 or 16 percent, from $220,000 in the 1997 period to $185,000 in the 1998 period. These fees are lower this year since they are based on a 1995 development agreement which is substantially completed.

RESIDENCE OPERATING EXPENSES

         Residence operating expenses include all retirement and healthcare center operating expenses, including, among other things, payroll and employments costs, food, utilities, repairs and maintenance, insurance, and property taxes.

         Residence operating expenses increased by $40,000, or 1 percent, from $6,156,000 in the 1997 period to $6,196,000 in the 1998 period. The increase is mainly attributable to salary increases.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include all marketing costs, as well as the general and administrative expenses incurred at the Registrant's principal executive offices. General and administrative expenses include, among other things, administrative salaries, rent, utilities, insurance, and related expenses.

         General and administrative expenses increased by $195,000, or 22 percent, from $881,000 in the 1997 period to $1,076,000 in the 1998 period. The increase is primarily attributable to an increase in personnel costs and an increase in overhead associated with Registrant's unsuccessful public offering and plans to expand its development projects.

PROVISION FOR RECOVERY ON ADVANCES TO AFFILIATES

         During Fiscal 1998 Registrant recorded a net recovery of Advances to Affiliates aggregating $351,000 compared to a Net Loss on Advances of $218,000 in Fiscal 1997. The variance is a function of net funds paid out or received from Registrant's parent (Vanguard) and affiliated companies. Future recoveries are anticipated as Vanguard plans to liquidate some of its assets.

INTEREST EXPENSE, NET

         Interest expense, net, decreased by $32,000, or 5 percent, from $592,000 in the 1997 period to $560,000 in the 1998 period. The decrease is primarily attributable to interest accrued on prior years' tax assessment which was recorded in the fourth quarter of 1997.

INCOME TAXES

         Income taxes decreased by $596,000, or 89 percent, from $668,000 in the 1997 period to $72,000 in the 1998 period. The decrease is primarily due to a write-off of $981,000 of deferred income assets in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 1998 operating activities provided cash of approximately $267,000 compared to requiring cash of approximately $341,000 from operating activities in fiscal 1997. The increase in cash flows from operating activities was principally due to Registrant's net profit in fiscal 1998. Investing activities required approximately $47,000 in 1998 for fixed asset addition.

         During fiscal 1998 Registrant required approximately $166,703 for financing activities compared to providing cash from financing activities of approximately $464,000 in 1997. The decline in cash flows from financing activities was principally due to $225,000 in reduced borrowing for the current period and approximately $207,000 of proceeds from exercise of warrants which occurred only in year 1997.

         As of March 31, 1998 Registrant had working capital of $149,000, an improvement of $803,000, attributable to Registrant's profit in fiscal 1998 and the extensions granted on certain outstanding debt.

         Registrant's capital is not sufficient to fund its operating plans, and Registrant is currently negotiating to sell a substantial portion of its operating and development properties. If such sales are successful, Registrant would have adequate capital to fund future development projects. In addition, Registrant received a commitment from a financial institution to refinance substantially all of its outstanding mortgages. Although this commitment has expired, Registrant believes it can successfully renegotiate this financing alternative, which, in Registrant's opinion, would provide adequate working capital.

PUBLIC OFFERING COSTS

         During fiscal 1997, Registrant recorded a charge to earnings of $1,170,344 representing the total estimated costs of its aborted public offering. During fiscal 1998, Registrant revised its estimate to reflect actual costs incurred and, accordingly, recorded other income of $265,818.

Item 7.  FINANCIAL   STATEMENTS.   See  page  F-1  for  Registrant's   financial
statements.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF REGISTRANT.

         The following table sets forth information regarding the Directors and executive officers of Registrant as of March 31, 1999:


          NAME            AGE                   Positions(s)
          ----            ---       -----------------------------------------


Carl G. Paffendorf.......  66       Chairman of the Board and Chief Executive
                                      Officer
Paul D'Andrea............  66       Vice President - Finance
Craig M. Shields.........  57       Vice President and
                                      General Counsel
Theresa A. Govier........  NA       Vice President - Administration and
                                      Secretary
Alan Guttman.............  49       Treasurer
James E. Eden............  61       Director
Benjamin Frank             65       Director
Francis S. Gabreski        79       Director
Robert S. Hoshino          52       Director


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

     JAMES E. EDEN has been a Director of Registrant since June 1996. Mr. Eden has been President of James E. Eden & Associates, Inc. since 1992, a consulting business active in both the senior living and long-term care industries. Since 1992, Mr. Eden has also been Chairman of the Board and Chief Executive Officer of Oakwood Living Centers, Inc., a private long-term care company which owns and operates geriatric and rehabilitative nursing beds in Massachussets. In 1996 Mr. Eden became Chairman of the Board and Chief Executive Officer of Senior Living Properties, LLC, a private long-term care company which owns and operates nursing homes and assisted living facilities in Texas and Illinois. From 1988 to 1992, Mr. Eden was employed by Marriott Corporation, as Executive Vice President and General Manager, Senior Living Services Division, which acquired and developed senior living facilities. Mr. Eden is a trustee of the Alliance for Aging Research and a director of both Omega Healthcare Investors, Inc. and Omega Worldwide, Inc., public companies serving the senior living and long-term care industries.

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

     Messrs. Paffendorf, D'Andrea, Frank, Gabreski, and Shields and Ms. Govier are also officers and/or directors of Vanguard.

     In Fiscal 1998, Messrs. Larry L. Laird, Douglas D. Laird, and Ms. Tara O'Sullivan, then officers of Registrant, left Registrant's employ and became employees of Churchill Estates, Inc. See Item 12 "Certain Relationships and Related Transactions."

     Messrs. Larry L. Laird and Stanley J. Shuster resigned as directors of Registrant in September 1998.

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

                       NUMBER OF LATE REPORTS      NUMBER OF TRANSACTIONS NOT
                          IN FISCAL 1998           REPORTED ON A TIMELY BASIS
                       -----------------------     --------------------------

James E. Eden                        1                       1
Carl G. Paffendorf                   1                       1
Stanford J. Shuster                  1                       1

Item 10.  EXECUTIVE COMPENSATION

     The following table sets forth the total compensation for Registrant's Chief Executive Officer and Chief Operating Officer during the fiscal years ended March 31, 1998, 1997, and 1996.


                           SUMMARY COMPENSATION TABLE

                                FISCAL YEAR ENDED   ANNUAL COMPENSATION
NAME AND PRINCIPAL POSITION         MARCH 31,            SALARY
---------------------------     -----------------   -------------------

Carl G. Paffendorf                    1998            $100,000
  Chief Executive Officer             1997             100,000
                                      1996              75,600

Larry L. Laird                        1998            $100,000
  Chief Operating Officer             1997             100,000
                                      1996              96,000

     No stock options were granted to the Chief Executive Officer and the Chief Operating Officer during the fiscal year ended March 31, 1998.

     The following table sets forth certain information regarding unexercised stock options held by the Chief Executive Officer and Chief Operating Officer as of March 31, 1998. No options were exercised by such persons during the fiscal year ended March 31, 1998.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                     NUMBER OF UNEXERCISED
                                                    OPTIONS AT MARCH 31, 1998
NAME                                                 EXERCISABLE/UNEXERCISABLE
----                                                --------------------------

Carl G. Paffendorf.............................          13,000/10,000

Larry L. Laird.................................            9,640/9,160

LONG-TERM INCENTIVE AND PENSION PLANS

     Registrant does not have any long-term incentive or defined benefit pension plans.

EMPLOYMENT AGREEMENTS

     Effective April 1, 1996, Mr. Paffendorf entered into a three-year employment agreement with Registrant, pursuant to which he serves as its Chief Executive Officer. Mr. Paffendorf's annual cash compensation under the employment agreement is $100,000. Mr. Paffendorf has agreed not to compete with Registrant during the term of his employment and for a period of three years thereafter, and he will not, without Registrant's written consent, solicit the residents of facilities owned or managed by Registrant or any management contract owned or being negotiated by Registrant or its subsidiaries for a period of 24 months following the end of the term of his employment agreement. The agreement automatically renews for successive one-year terms unless either party terminates the agreement at least 45 days prior to the end of the initial term or any subsequent term. Registrant may terminate the agreement for "cause" (a breach of the terms and conditions of the agreement) upon 30 days' prior written notice to Mr. Paffendorf.

     Mr. Laird entered into a two-year employment agreement with Registrant as of April 1, 1996, pursuant to which he served as Registrant's President and Chief Operating Officer until November 1, 1998. Mr. Laird's annual base salary under the employment agreement was $100,000. In Fiscal 1997, Mr. Laird received a $25,000 cash bonus and 3,000 shares of Registrant's Common Stock. Mr. Laird received a bonus of $25,000 and 3,000 shares of Common Stock for Fiscal 1998.

     Mr. Laird's employment with Registrant ended as of November 1, 1998. During the three-year period commencing November 1, 1998, Mr. Laird has agreed not to directly or indirectly engage in the business of owning or managing retirement facilities for the elderly within a 15-mile radius of facilities owned by Registrant. Mr. Laird has also agreed not to solicit the residents of facilities owned or managed by Registrant, any management contract owned or being negotiated by Registrant, or any employees of Registrant for a period of 24 months following the end of the term of his employment agreement.

STOCK OPTION PLANS

     1991 INCENTIVE STOCK OPTION PLAN. Under Registrant's 1991 Incentive Stock Option Plan (the "Incentive Plan"), 210,000 shares of Common Stock are reserved for issuance upon the exercise of stock options. As of March 31, 1998, options to purchase an aggregate of 130,040 shares of Common Stock were outstanding under the Incentive Plan. The Incentive Plan is designed as a means to attract, retain and motivate key employees. The Stock Option Plan Committee administers and interprets the Plan.

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

     1996 OUTSIDE DIRECTORS' STOCK OPTION PLAN. Registrant's 1996 Outside Directors' Stock Option Plan (the "Directors' Plan") provides for the grant of options to purchase Common Stock of Registrant to non-employee directors of Registrant. The Directors' Plan authorizes the issuance of a maximum of 90,000 shares of Common Stock. As of March 31, 1998, options to purchase an aggregate of 18,000 shares of Common Stock were outstanding under the Directors' Plan. The Directors' Plan is administered by the Board of Directors. Under the Directors' Plan each non-employee director will receive options for 3,000 shares of Common Stock upon election. To the extent that shares of Common Stock remain available for the grant of options under the Directors' Plan, each year on April 1 each non-employee director will be granted an option to purchase 1,800 shares of Common Stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the Common Stock as of the date preceding the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. Each option will be for a ten-year term, subject to earlier termination in the event of death or permanent disability.

     Prior to the adoption of the Directors' Plan, options had been issued to outside directors, of which options to purchase 26,040 shares were outstanding at March 31, 1998.

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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Registrant's Common Stock as of March 31, 1998 by (i) each person who is known by Registrant to be the beneficial owner of more than 5% of Registrant's Common Stock, (ii) each director and each executive officer (including shares owned by spouse or in trust), and (iii) all directors and executive officers as a group. Except as otherwise noted, each person maintains a business address at c/o United Vanguard Homes, Inc., 4 Cedar Swamp Road, Glen Cove, New York 11542, and has sole voting and investment power over the shares shown as beneficially owned.

                                                                  PERCENT OF
                                                                  OUTSTANDING
                                             SHARES BENEFICIALLY    COMMON
                                                  OWNED              STOCK
                                             ------------------   -----------
Vanguard Ventures, Inc...........................2,711,662            82%
Carl G. Paffendorf...............................2,764,829(1)         84%
Larry L. Laird .....................................27,640(2)           *
Benjamin Frank......................................20,542(3)           *
Francis S. Gabreski.................................36,466(4)           *
Robert S. Hoshino, Jr...............................28,117(5)           *
James E. Eden ...................................... 1,600(6)           *
Stanford  J. Shuster.................................1,600(7)           *
Directors and Executive Officers,
as a group (13 Persons)..........................2,907,934(8)         88%

 ..............

*        Less than 1%.

(1) Mr. Paffendorf is an officer, director and controlling stockholder of Vanguard. Consequently, Mr. Paffendorf may be deemed to be the beneficial owner of all shares of Common Stock owned by Vanguard. Includes 19,786 shares of Common Stock issuable upon exercise of options and convertible securities exercisable within 60 days of March 31, 1998.

(2) Includes 9,640 shares of Common Stock issuable upon exercise of options and convertible securities exercisable within 60 days of March 31, 1998.

(3) Includes 12,120 shares of Common Stock issuable upon exercise of options and convertible securities exercisable within 60 days of March 31, 1998.

(4) Includes 25,966 shares of Common Stock issuable upon exercise of options and convertible securities exercisable within 60 days of March 31, 1998.

(5) Includes 8,800 shares of Common Stock issuable upon exercise of options and convertible securities exercisable within 60 days of March 31, 1998.

(6) Includes 600 shares of Common Stock issuable upon exercise of options and convertible securities exercisable within 60 days of March 31, 1998.

(7) Includes 600 shares of Common Stock issuable upon exercise of options and convertible securities exercisable within 60 days of March 31, 1998.

(8) Includes 77,512 shares of Common Stock issuable upon exercise of options and convertible securities exercisable within 60 days of March 31, 1998.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

DUE FROM AFFILIATES

     Registrant is owed by Vanguard and affiliates cash advances, unpaid management fees, interest and other revenues. These amounts consisted of the following as of March 31, 1998:

Due from Vanguard .................       $1,552,570
Due from Whittier Towers, Inc. ....        2,978,538
Due from Vanguard Affiliated
 Limited Partnerships (Vanguard is
 General Partner) .................          169,171
Management fees and cash
 advances due from affiliated
 companies ........................          906,300



     Registrant anticipates that these types of transactions will continue in the future.

GUARANTEES

     Registrant and affiliates guaranteed certain debt as of March 31, 1998, as follows:

                                                                  Amount As of
     Guarantor(s)            Maker(s)          Lender/Obligee     March 31, 1998
----------------------- --------------------   ------------------ --------------

Registrant              CBF Building Company   Apple Savings Bank      $  68,350
Registrant, Vanguard,   Camelot Village at     State Bank of Long        350,000
Phoenix Lifecare Corp.  Huntington, Inc.       Island
and Paffendorf
Vanguard and Paffendorf Registrant             State Bank of Long        212,500
                                               Island
Vanguard                Hillside Terrace, Inc. Great-West Life         2,211,474
Vanguard                Whitcomb Tower Corp.   Great-West Life         2,063,890
Vanguard                Registrant             Cedar Rapids CGP, L.C.    450,000


     The Whitcomb and Hillside Great-West Life mortgages were $2,035,047 and $2,180,561 at March 31, 1999. The Great-West mortgage on The Whittier was $4,016,076 at March 31, 1998 and $3,959,860 at March 31, 1999. A default under
The Whittier mortgage is a default under the Hillside Terrace and Whitcomb mortgages. See Item 2, "Description of Property Mortgage Debt."

     In Fiscal 1998 Registrant entered into a $52,000 equipment lease financing with First Sierra Financial, Inc. Mr. Paffendorf personally guaranteed the lease for which he received 1,040 shares of Registrant's Common Stock valued at $5.00 per share. These shares are subject to investment restrictions.

     CBF Building Company is discussing a $1,200,000 mortgage loan from State Bank of Long Island which, if made, would be secured by CBF Building Company's Glen Cove property (in which Registrant has its offices) and guaranteed by Vanguard, Mr. Paffendorf, and Registrant.

     See also "Camelot Village at Huntington, Inc.," discussed below, for information regarding additional guarantees of Registrant agreed to in Fiscal 1998.

LEASE OF CORPORATE OFFICE

     Registrant leases its offices in Glen Cove, New York, 2,500 square feet, from CBF Building Company, a limited partnership in which Vanguard is the general partner. Annual rent is $38,625 in 1998, $39,784 in 1999, $40,977 in 2000. The lease expires on December 31, 2000. Registrant has sublet 550 square feet of its space to Vanguard on the same terms as Registrant's lease with CBF.

WHITTIER TOWERS, INC.

     Whittier Towers, Inc., owned by Phoenix Lifecare Corp. (discussed below) has agreed to pay to Registrant a management fee of 5 percent of the gross operating income of The Whittier. The term of the agreement is 60 months (until March 31, 2001) and will continue on a month-to-month basis thereafter. The agreement may be terminated by either party upon 30 days' prior written notice.

     Registrant has an option, exercisable until December 31, 2002, to purchase The Whittier from Whittier Towers, Inc. at a purchase price equal to the appraised fair market value but not less than the current outstanding balance of the first mortgage. In Fiscal 1998 Registrant agreed to relinquish its option rights effective upon the sale of The Whittier facility to an unaffiliated buyer and payment to Registrant: (i) payment of accrued but unpaid management fees since April 1, 1996, (ii) sums paid by Registrant on or after April 1, 1996 to fund capital improvements at the premises, (iii) sums spent by Registrant to fund negative cash flow of The Whittier on or after April 1, 1996, and (iv) interest at 12 percent per annum on the sums referred to in items (1) through
(iii). In addition, 50 percent of the remaining net profit (i.e., net of brokerage fees, closing costs, mortgage debt, etc.), if any, shall be paid to Registrant.


PHOENIX LIFECARE CORP.

     Certain officers of Registrant are also officers of Phoenix Lifecare Corp. ("Phoenix"), a 501(c)(3) corporation which provides home health care services to residents of The Whittier and The Whitcomb. No director, officer, employee, or agent of Registrant or Vanguard, or any of their respective affiliates, is a director of Phoenix.

     Phoenix employs Registrant for management and administrative services required in connection with Phoenix's home health care operations for a fee equal to 5 percent of the gross operating income of Phoenix.

     Whitcomb Tower Corporation ("Whitcomb"), a subsidiary of Registrant, leases to Phoenix approximately 450 square feet at The Whitcomb, located at 509 Ship Street, St. Joseph, Michigan, for rent of $2,000 (which includes food service cost for tenant's staff) per month.

     Phoenix provides health care services to residents of The Whitcomb and The Whittier. Registrant earns a management fee from Phoenix for services rendered. At March 31, 1998, $726,748 was due from Phoenix for unpaid management fees.

PRESIDENTIAL CARE CORP.

     Presidential is a 501(c)(3) corporation organized to acquire land in Hollywood, Florida, upon which an assisted living facility will be built subject to financing being obtained. Presidential's application with the United States Department of Housing and Urban Development (HUD) for a $10,362,000 mortgage loan guarantee closed in March 1999, and financing is in place.

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

     At March 31, 1998, Presidential owed Registrant $71,500 for various fees and loans. An additional $86,600 was loaned to Presidential in November 1998.

     In March 1999, Registrant agreed to pay $90,915 to Presidential's architect for services rendered in connection with the Hollywood, Florida project.

CAMELOT VILLAGE AT STROUDSBURG, LLC

     Stroudsburg is a limited liability company organized to acquire land in Stroudsburg, Pennsylvania, upon which an assisted living facility was to have been built, subject to financing being obtained. Until December 1998 Registrant had development and management contracts on this property, for which it was to have been paid a 7 1/2 percent development fee and a 4 percent management fee. Registrant had an option to purchase at fair market value, exercisable at any time until June 30, 2006. This option terminated on December 4, 1998 with the sale of the property to an unaffiliated buyer.

     In consideration of the commitment of Vanguard to advance up to $300,000 to fund the acquisition and development costs of an assisted living faciity to have been built on the Stroudsburg, Pennsylvania site, Vanguard had the right to receive a sum equal to 50 percent of the net proceeds from the sale of the property. Vanguard has assigned this right to Registrant.

     At March 31, 1998, Stroudsburg owed Registrant $155,237 for sums lent, of which $50,000 was repaid in April 1998 and the balance repaid in December 1998.

CAMELOT VILLAGE AT HUNTINGTON, INC.

     Camelot Village at Huntington, Inc. ("Camelot") is a New York corporation organized in 1996 to acquire land in Huntington, New York upon which an assisted living facility will be built, subject to construction financing being obtained. Registrant has the development and management contracts on this property, for which it will be paid a 7 1/2 percent development fee (not to exceed $1,100,000) and a 5 percent management fee. Registrant has an option to purchase at fair market value at any time during the five-year period after completion of construction of the facility and issuance of a certificate of occupancy, but not before the facility becomes 85 percent occupied. In the event Registrant does not exercise its purchase option, Camelot will have the right to sell the Huntington facility to the highest bidder. Alternatively, Camelot will have the right to sell the facility to Registrant and Registrant must purchase the facility, at fair market value, exercisable for 90 days at the end of the fifth year from the date of the issuance of the certificate of occupancy on the facility, but in all events not later than March 31, 2007.

     Camelot is currently seeking construction financing.

     Carl G. Paffendorf, Registrant's Chief Executive Officer, owns all of the Class A voting stock of Camelot. Robert S. Hoshino, Jr. and Benjamin Frank, Directors of Registrant, and Mr. Paffendorf comprise the Board of Directors of Camelot. Mr. Paffendorf owns 872 shares of Class B stock of Camelot (out of a total of 2,800 shares issued) for an investment of $872,000, the same price paid by unaffiliated persons, $1,000 per share. Mr. Hoshino owns 70 Class B shares, also purchased at $1000 per share. Camelot shareholders are entitled to 100 percent of the net cash flow from the Huntington facility's operations and 50 percent of the net proceeds from the sale of the property.

     Registrant has guaranteed to Camelot investors the payment of dividends and distributions of up to $1,500,000 in the aggregate. In consideration of Registrant's guarantee of $1.5 million of the investors' investment in Camelot stock, Registrant will receive 50 percent of the net proceeds from the sale of the property.

UNITED VANGUARD HOMES, LLC

     United Vanguard Homes, LLC ("UVHLLC") is a New York limited liability company which plans to build and operate a 374-unit continuing care retirement community on a 5-acre site located in North Bergen, New Jersey between River Road and the Hudson River overlooking Manhattan to the East. Registrant located the site on behalf of UVHLLC, and UVHLLC has entered into a long-term ground lease of the site, with option to purchase. Registrant will develop the facility, including supervision of construction, marketing, and arranging financing. After construction has been completed, Registrant will be the managing agent and will have an option to buy the facility. UVHLLC is controlled by Carl G. Paffendorf, its sole member, pending the sale of a syndication for the project.

     Under Ground Lease dated April 19, 1999, as amended, L.P.M. Associates, L.L.C., an unaffiliated company ("LPM"), agreed to lease UVHLLC a 5-acre parcel of land on River Road, North Bergen, New Jersey. UVHLLC has issued LPM a $75,000 promissory note in lieu of a cash security deposit under the Ground Lease. The note becomes due the earlier of:

         1. Ninety days of receipt of final and unappealable site plan approval for the facility from the Planning Board of the Township of North Bergen and the County of Hudson, together with all necessary variances and site waivers; or

         2.       November 1, 1999.

     The Promissory Note provided by UVHLLC pursuant to the security deposit provision of the Ground Lease has been personally guaranteed by Carl G. Paffendorf. Registrant has agreed to indemnify and hold Mr. Paffendorf harmless from any loss he may incur as a result of this personal guarantee.

     Pending the funding of UVHLLC by a private placement, the Board of Directors of Registrant has authorized loans to UVHLLC for sums required to enter into the Ground Lease and to fund costs of zoning approval and related costs.

POSSIBLE SALE OF SUBSTANTIAL ASSETS

     In Fiscal 1999 Registrant agreed with Churchill Estates, Inc. ("Churchill"), a company affiliated with one of Registrant's former directors, Stanford J. Shuster, to sell to Churchill the Whitcomb and Hillside Terrace retirement facilities, Registrant's rights with respect to the proposed Hollywood, Florida assisted living project owned by Presidential, Registrant's rights with respect to the proposed Huntington, New York assisted living project owned by Camelot, the proposed Orchard Terrace assisted living project, the Cottage Grove Management Agreement, and certain other assets for a gross sales price of approximately $17.6 million.

     The Cottage Grove Place Management Agreement was assigned to a Churchill subsidiary in November 1998, for which Registrant received $150,000.

     The contracts with respect to the Whitcomb, Hillside, and Orchard Terrace were terminated in February 1999. The contract relating to Hollywood, Florida was terminated in March 1999.

                               POWERS OF ATTORNEY

     United Vanguard Homes, Inc. and each of the undersigned do hereby appoint Paul D'Andrea, Alan Guttman, and Carl G. Paffendorf, and each of them severally, its or his true and lawful attorneys to execute on behalf of United Vanguard Homes, Inc. and the undersigned any and all amendments to this Report and to file same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission. Each of such attorneys shall have the power to act hereunder with or without the other.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 22nd day of June, 1999.

                                         UNITED VANGUARD HOMES, INC.
                                         (Registrant)

                                         By: /S/ CARL G. PAFFENDORF
                                             -----------------------------------
                                             Name:   Carl G. Paffendorf
                                             Title:  Chairman of the Board and
                                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


    SIGNATURES                        TITLE                      DATE


/S/ PAUL D'ANDREA             Vice President - Finance        June 22, 1999
-------------------------     (Principal Financial
Paul D'Andrea                 Officer and Principal
                              Accounting Officer)

/S/ BENJAMIN FRANK            Director                        June 22, 1999
-------------------------
Benjamin Frank


/S/ FRANCIS S. GABRESKI       Director                        June 22, 1999
-------------------------
Francis S. Gabreski


/S/ CARL G. PAFFENDORF        Chairman of the Board           June 22, 1999
-------------------------     and Chief Executive
Carl G. Paffendorf            Officer


/S/ ROBERT S. HOSHINO, JR.    Director                        June 22, 1999
-------------------------
Robert S. Hoshino, Jr.


/S/ JAMES E. EDEN             Director                        June 22, 1999
-------------------------
James E. Eden

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS


     EXHIBIT NUMBER                   DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------


          1                           List of active subsidiaries of Registrant



     (b) REPORTS ON FORM 8-K

     Registrant filed no reports on Form 8-K during the quarter ended March 31, 1998.

                                 MARCH 31, 1998
                                    FORM 10-K
                                    EXHIBIT 1



               ACTIVE SUBSIDIARIES OF UNITED VANGUARD HOMES, INC.

                              STATE &
                              DATE OF
         NAME                   INC.      OWNER             BUSINESS
         ----                 -------     -----             --------

Hillside Terrace, Inc.        1/10/89      UVH      Owns 98-unit Hillside
                              MI                    Terrace retirement
                                                    facility, Ann Arbor, MI.

Olds Manor, Inc.              8/26/88      UVH      Owns 196-unit Olds Manor
                              MI                    retirement facility, Grand
                                                    Rapids, MI.

Orchard Terrace, Inc.         7/5/95       UVH      Owns site for 64-unit
                              MI                    expansion of the Hillside
                                                    Terrace facility.

UVH Management Corp.          2/6/86       UVH      Real estate manager.
                              FL

Whitcomb Tower Corporation    9/23/88      UVH      Owns 136-unit Whitcomb Tower
                              MI                    retirement facility,
                                                    St. Joseph, MI.