Form 10QSB
period 1997-06-30
UNITED VANGUARD HOMES INC /DE
filed 1999-07-27
CIK 21221

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

/ /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission file number 0-5097
                       ------

                           UNITED VANGUARD HOMES, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            Delaware                                    11-2032899
-----------------------------------            ---------------------------------
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


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes / / No / /

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 1999, there were outstanding 3,313,265 shares of the Registrant's Common Stock, $.01 par value.

              Transitional Small Business Disclosure Format:

                                 Yes / / No /X/

                                   FORM 10-QSB

                                      INDEX

PART I.     Financial Information:                                      Page No.

            Unaudited Consolidated Balance Sheets - June 30, 1997
              and March 31, 1997...............................................2

            Unaudited Consolidated Statement of Earnings
              Three Months Ended June 30, 1997 and 1996 .......................4

            Unaudited Consolidated Statement of Stockholders' Deficiency
              Three Months Ended June 30, 1997.................................5

            Unaudited Consolidated Statement of Cash Flows
              For the Three Months Ended June 30, 1997 and 1996................6

            Notes to Unaudited Consolidated Financial Statements...............7

            Management's Discussion and Analysis of Plan of Operation..........9


PART II.    Other Information:

            Exhibits and Reports on Form 8-K..................................11

            Signatures........................................................14

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEET



                                     ASSETS


                                                                 June 30,        March 31,
CURRENT ASSETS                                                     1997           1997
                                                                   ----           ----

      Cash ...........................................       $   74,866       $  202,924
      Accounts receivable, less allowance for doubtful
        accounts of $40,000 ..........................          562,996          547,812
      Development fees and advances
      Due from affiliates, net .......................          376,141          267,607
      Prepaid expenses and other .....................          511,315          518,393
                                                             ----------       ----------
                 Total current assets ................        1,525,318        1,536,736


PROPERTY AND EQUIPMENT - NET .........................        2,233,906        2,276,651


OTHER ASSETS

      Development fees ...............................          880,500          795,500
      Restricted assets ..............................           99,600           99,600
      Other assets ...................................          173,169          176,437
                                                             ----------       ----------
                                                              1,153,269        1,071,537
                                                             ----------       ----------

                                                             $4,912,493       $4,884,924
                                                             ==========       ==========



The accompanying notes are an integral part of these statements.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEET



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                                                             June 30,           March 31,
                                                                                              1997               1997
CURRENT LIABILITIES
      Current portion of long-term debt                                                $    310,980        $    264,918
      Accounts payable                                                                      531,961             487,758
      Accrued expenses                                                                      811,045             660,084
      Public Offering Costs                                                                 587,000             587,000
      Income taxes payable                                                                  179,482             190,749
                                                                                       ------------        ------------
                 Total Current Liabilities                                                2,420,468           2,190,509

RESIDENT SECURITY DEPOSITS                                                                  264,570             284,526

LONG-TERM DEBT, less current portion                                                      6,216,869           6,334,265

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
      Preferred stock $.001 par value; 1,000,000
        shares authorized; none issued and outstanding
      Common stock, $.01 par value;  authorized,  14,000,000 shares;  issued and outstanding, 3,308,850 shares and 3,320,950 shares,
        June 30, 1997 and March 31, 1997, respectively                                       33,089              33,210
      Additional paid-in capital                                                          6,995,847           7,043,226
      Accumulated deficit                                                               (11,018,349)        (11,000,812)
                                                                                       ------------        ------------
                                                                                         (3,989,413)         (3,924,376)
                                                                                       ------------        ------------
                                                                                       $  4,912,493        $  4,884,924
                                                                                       ============        ============


The accompanying notes are an integral part of these statements.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS

                                             For the Three Months Ended June 30,
                                                      1997             1996

Operating Revenues:
     Resident Services                          $ 1,195,210        $ 1,247,844
     Health care services                           686,316            644,005
     Management Fees                                 30,000               --
     Development fees                                85,000             85,000
                                                -----------        -----------
                                                  1,996,526          1,976,849

Operating Expenses:
     Residence operating expenses                 1,534,303          1,481,302
     General and administrative                     265,760            155,020
     Depreciation and amortization                   67,230             69,601
     Provision for loss on (Recovery of)
      advances to affiliates                           --              (71,856)
                                                -----------        -----------
                                                  1,867,293          1,634,067

            Income from operations                  129,233            342,782

Other Income (expense)
     Interest expense, net                         (141,484)          (135,317)
     Other income                                    12,590             20,856
     Debt conversion expense                           --             (156,466)
                                                -----------        -----------

            Income before income taxes                  339             71,855

Income Taxes                                         17,776             33,250
                                                -----------        -----------

            NET INCOME (LOSS)                   $   (17,437)       $    38,605
                                                ===========        ===========

Earnings per share (loss)                       ($     0.01)       $      0.02

Common shares and equivalents outstanding         3,301,432          2,237,983
                                                ===========        ===========


The accompanying notes are an integral part of these statements.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                        THREE MONTHS ENDED JUNE 30, 1997


                                                                  Additional
                                                                    Paid-in          Accumulated
                                         Shares        Amount      Capital             Deficit              Total
                                         ------        ------      -------             -------              -----

Balance, March 31, 1997                 3,320,950      $33,210      $7,043,226       $(11,000,812)      $(3,924,376)

Shares purchased and
  simultaneously retired                  (19,600)        (196)        (69,804)                             (70,000)

Investment in Vanguard Homes
  of N.J., Inc.                                                                             (100)              (100)

Shares issued as compensation               7,500           75          22,425                               22,500

Net Income for the 3 mos.
  ended June 30, 1997                         -             -              -             (17,437)           (17,437)
                                        ---------      -------      -----------     ------------        -----------
Balance, June 30, 1997                  3,308,850      $33,089      $6,995,847      $(11,018,349)       $(3,989,413)
                                        =========      =======      ==========      ============        ===========


The accompanying notes are an integral part of these statements.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED JUNE 30, 1997

                                                                                         1997               1996
                                                                                         ----               ----
Cash flows from operating activities:
  Net income                                                                           $(17,437)           $38,605
  Adjustments to reconcile net income to net cash provided
    by operating activities:
          Depreciation and amortization                                                  65,258             69,601
          Common stock issued for services                                               22,500              2,781
          Deferred income taxes                                                             -                4,500
          Debt Conversion expense                                                           -              156,466

          Changes in operating assets and liabilities:
            Accounts receivable, advances and other receivables                        (123,716)           340,145
            Prepaid expenses and other                                                   12,752             34,662
            Development fees                                                            (85,000)            25,199
            Accounts payable                                                             44,203            (95,795)
            Accrued expenses                                                            150,959             70,119
            Income taxes payable                                                        (11,267)            18,768
            Resident security deposits                                                  (19,956)             3,600
                                                                                        -------          ---------

Net cash provided by operating activities                                                38,296            668,651
                                                                                        -------            -------

Cash flows used in investing activities:
  Investment in VHNJ                                                                       (100)
  Purchases of property and equipment                                                   (20,778)           (26,729)
                                                                                       --------         ----------
                                                                                        (20,878)           (26,729)
                                                                                       --------         ----------

Cash flows from financing activities:
  Proceeds from borrowings on mortgages and notes payable
          Principal repayments of mortgages and notes payable                           (75,476)           (79,235)
          Common stock purchased and
            simultaneously retired                                                      (70,000)
          Proceeds from exercise of warrants                                                -              207,074
          Increase in deferred offering costs                                                             (136,163)
                                                                                       --------         ----------

          Net cash used in financing activities                                        (145,476)            (8,324)
                                                                                       --------       ------------

NET INCREASE (DECREASE) IN CASH                                                        (128,058)           633,598
Cash at beginning of period                                                             202,924            210,245
                                                                                       --------         ----------
Cash at end of period                                                                  $ 74,866          $ 843,843
                                                                                       ========          =========

Cash paid during the year for
          Interest                                                                     $122,200          $ 119,000
                                                                                       ========          =========
          Income taxes                                                                 $ 28,288        $     1,000
                                                                                       ========        ===========

Schedule of noncash investing and financing activities:
  Capital leases for furniture and equipment                                                -              $47,591
  Debt converted to equity                                                             $    -            1,305,000
                                                                                       --------          ---------
                                                                                       $      0         $1,352,591
                                                                                       ========         ==========

The accompanying notes are an integral part of these statements.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

          The accompanying consolidated balance sheet as of March 31, 1997 and June 30, 1997, the related consolidated statements of earnings and cash flows for the three-month periods ended June 30, 1997 and 1996, and the statement of stockholders' deficiency for the three-month period ended June 30, 1997 have been prepared by the management of United Vanguard Homes, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended June 30, 1997 have been made.

          Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results expected for a full year.

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

     Stock Option Plan

     In June 1996, the Company adopted the 1996 Outside Directors' Stock Option Plan (the "Directors' Plan"), which provides for the grant of options to purchase common stock of the Company to non-employee directors of the Company. The Directors' Plan authorizes the issuance of a maximum of 90,000 shares of common stock.

     The Directors' Plan is administered by the Board of Directors. Under the Directors' Plan, each non-employee director elected after April 1, 1996 will receive options for 3,000 shares of common stock upon election. To the extent that shares of common stock remain available for the grant of options under the Directors' Plan, each year on April 1, commencing April 1, 1997, each non-employee director will be granted an option to purchase 1,800 shares of common stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the common stock as of the date preceding the date of grant. All options vest in three equal annual installments -- beginning on the first anniversary on the date of the grant.

     Prior to the adoption of the Directors' Plan, options had been issued to outside directors, of which options to purchase ____ shares were outstanding at June 30, 1997.

     Employment Agreement

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

Note D - Promissory Note

     In August 1996, the Company received a $450,000 installment loan from State Bank of Long Island. The principal is payable in 36 equal installments plus interest at prime plus 1 1/2 percent.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Three Months Ended 1996 vs. 1997

Revenues

     Net revenues of the Company represent its gross consolidated revenues, less charitable and Supplementary Social Security Income discounts.

     Net revenues increased by $20,000, or 1 percent, from $1,977,000 in the 1996 period to $1,997,000 in the 1997 period. The increase is attributable to a $30,000 management fee on a management contract which began October 1, 1996. Resident services revenues decreased by $53,000, or 4 percent, from $1,248,000 in the 1996 period to $1,195,000 in the 1997 period. The decrease was a result of a reduction in occupancy due to a temporary mortorium on admissions at one of the Company's facilities. From January to October 1997, Olds Manor was subject to a moratorium on admissions in the Home for the Aged due to the allegation that certain services being rendered were beyond the scope of the facility's Home for the Aged License. As a consequence of the moritorium, occupancy dropped from 95 percent, as of March 31, 1996, to 61 percent, as of June 30, 1997.

     Healthcare services revenues increased by $42,000, or 7 percent, from $644,000 in the 1996 period to $686,000 in the 1997 period. The increase was a result of higher rates.

Residence Operating Expenses

     Residence operating expenses include all retirement and healthcare center operating expenses, including, among other things, payroll and employments costs, food, utilities, repairs and maintenance, insurance, and property taxes.

     Residence operating expenses increased by $53,000, or 4 percent, from $1,481,000 in the 1996 period to $1,534,000 in the 1997 period. The increase is mainly attributable to salary increases.

General and Administrative Expenses

     General and administrative expenses include all marketing costs, as well as the general and administrative expenses incurred at the Company's principal executive offices. General and administrative expenses include, among other things, administrative salaries, rent, utilities, insurance, and related expenses.

     General and administrative expenses increased by $111,000, or 71 percent, from $155,000 in the 1996 period to $266,000 in the 1997 period. The increase is primarily attributable to an increase in personnel costs and an increase in overhead associated with the Company's attempted public offering and plans to expand its development projects.

Provision for Recovery on Advances to Affiliates

     During the three months ended June 30, 1995, the Company recorded a net recovery of Advances to Affiliates aggregating $72,000. No such recovery was received in the current quarter. The variance is a function of net funds paid out or received from the Company's parent (Vanguard) and affiliated companies. Future recoveries are anticipated as Vanguard liquidates some of its properties.

Interest Expense, Net

     Interest expense, net, increased by $6,000, or 5 percent, from $135,000 in the 1996 period to $143,000 in the 1997 period. The increase is primarily attributable to interest on an installment loan received in August 1996 (see Note D).

Debt Conversion Expense

     The Company offered its debtholders an inducement in the form of a reduced conversion price on its then outstanding debt. As a result of such inducement, an aggregate of $1,305,000 of the Company's debt was converted into 347,996 shares of the Company's Common Stock effective April 1, 1996. As a result of such inducement, the Company issued 167,877 additional shares upon conversion, the fair value of which, $156,466, has been recorded as debt conversion expense during the 1996 period.

Income Taxes

     Income taxes decreased by $15,000, or 47 percent, from $33,000 in the 1996 period to $18,000 in the 1997 period. The decrease is due to decline in Operating Income.

Liquidity and Capital Resources

     Cash flow from operations was approximately $38,000 in the 1997 period as compared to $669,000 in the 1996 period. The change was primarily due to cash advances made to development projects and fees earned but not collected. In the 1996 period there was collected approximately $590,000 on such advances. Conversely, in the 1997 period there were advances and fees earned but not collected of approximately $194,000. The effect of this change was the principal cause of a $241,000 increase in the working capital deficit as at June 30, 1997. Included in the deficiency of working capital are $587,000 of remaining liabilities associated with the Company's unsuccessful public offering. Management is currently negotiating with these creditors for reductions in amounts charged and extended payment terms.

     The Company's capital is not sufficient to fund its operating plans. Given the above, the Company is currently negotiating to sell a substantial portion of its operating and development properties. If such sales are successful, the Company would have adequate capital to fund future development projects. In addition, the Company has received a commitment letter from a financial institution to refinance substantially all of its outstanding mortgages. If the Company elects to pursue this financing alternative, the Company believes it will have adequate working capital.

                          Part II -- OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the quarter ended June 30, 1997.



Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

                  Exhibit 11, Unaudited Computation of Earnings Per Share
                  Exhibit 27, Unaudited Financial Data Schedule

     (b)    Report on 8-K

                  No reports on Form 8-K were filed during this period.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNITED VANGUARD HOMES, INC.



                                    by: /s/ Carl G. Paffendorf
                                       -----------------------------------------
                                       Carl G. Paffendorf, Chairman of the Board



                                    by: /s/ Paul D'Andrea
                                        ----------------------------------------
                                       Paul D'Andrea, Vice President - Finance



                                       12
Date: July 22, 1999