Form 10QSB
period 1997-09-30
UNITED VANGUARD HOMES INC /DE
filed 1999-07-27
CIK 21221

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

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

                                 Yes / / No /X/

                                   FORM 10-QSB

                                      INDEX

PART I.    Financial Information:                                       Page No.

           Unaudited Consolidated Balance Sheets - September 30, 1997 and
             March 31, 1997....................................................2

           Unaudited Consolidated Statement of Earnings
             Three Months Ended September 30, 1997 and 1996 and
             Six Months ended September 30, 1997 and 1996 .....................4

           Unaudited Consolidated Statement of Stockholders' Deficiency
             Six Months Ended September 30, 1997...............................5

           Unaudited Consolidated Statement of Cash Flows
             For the Six Months Ended September 30, 1997 and 1996..............6

           Notes to Unaudited Consolidated Financial Statements................7

           Management's Discussion and Analysis of Plan of Operation...........9



PART II.   Other Information:

           Exhibits and Reports on Form 8-K...................................11

           Signatures.........................................................12

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                             September 30,      March 31,
CURRENT ASSETS                                                  1997              1997
                                                                ----              ----

      Cash                                                   $   57,202       $  202,924
      Accounts receivable, less allowance for doubtful
        accounts of $40,000                                     633,594          547,812
      Due from affiliates, net                                  374,977          267,607
      Prepaid expenses and other                                237,626          518,393
                                                             ----------       ----------
                 Total current assets                         1,303,399        1,536,736


PROPERTY AND EQUIPMENT - NET                                  2,200,483        2,276,651


OTHER ASSETS

      Development fees                                          918,500          795,500
      Restricted assets                                         108,352           99,600
      Other assets                                              168,211          176,437
                                                             ----------       ----------
                                                              1,195,063        1,071,537
                                                             ----------       ----------

                                                             $4,698,945       $4,884,924
                                                             ==========       ==========



The accompanying notes are an integral part of these statements.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                                                        September 30,         March 31,
                                                                                             1997              1997
                                                                                             ----              ----
CURRENT LIABILITIES
      Current portion of long-term debt                                                $    385,179        $    264,918
      Accounts payable                                                                      548,555             487,758
      Accrued expenses                                                                      652,822             660,084
      Public Offering Costs                                                                 539,000             587,000
      Income taxes payable                                                                  174,713             190,749
                                                                                       ------------        ------------
                 Total Current Liabilities                                                2,300,269           2,190,509

RESIDENT SECURITY DEPOSITS                                                                  287,315             284,526

LONG-TERM DEBT, less current portion                                                      6,144,408           6,334,265

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
      Preferred stock $.001 par value; 1,000,000
        shares authorized; none issued and outstanding
      Common stock, $.01 par value;  authorized,  14,000,000 shares;  issued and outstanding, 3,308,850 shares and 3,320,950 shares,
        September 30, 1997 and March 31, 1997, respectively                                  33,089              33,210
      Additional paid-in capital                                                          6,995,847           7,043,226
      Accumulated deficit                                                               (11,061,983)        (11,000,812)
                                                                                       ------------        ------------
                                                                                         (4,033,047)         (3,924,376)
                                                                                       ------------        ------------
                                                                                       $  4,698,945        $  4,884,924
                                                                                       ============        ============




The accompanying notes are an integral part of these statements.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS


                                                For the Three Months Ended                   For the Six Months
                                                       September 30,                         Ended September 30,
                                                  1997               1996                1997               1996
                                                  ----               ----                ----               ----

Operating Revenues:
     Resident Services                          $ 1,158,478        $ 1,273,472        $ 2,353,688        $ 2,521,231
     Health care services                           699,696            672,805          1,386,012          1,316,820
     Management Fees                                 30,000               --               60,000               --
     Development fees                                38,000             53,960            123,000            138,960
                                                -----------        -----------        -----------        -----------
                                                  1,926,174          2,000,237          3,922,700          3,977,011

Operating Expenses:
     Residence operating expenses                 1,495,771          1,494,188          3,030,074          2,975,415
     General and administrative                     277,209            154,131            542,969            308,143
     Depreciation and amortization                   68,946             68,356            136,176            137,956
     Provision for loss on (Recovery of)
      advances to affiliates                        (15,000)          (114,350)           (15,000)            42,494
                                                -----------        -----------        -----------        -----------
                                                  1,826,926          1,831,025          3,694,219          3,464,008

            Income from operations                   99,248            169,212            228,481            513,003

Other Income (expense)
     Interest expense, net                         (145,837)          (134,610)          (287,321)          (269,928)
     Other income                                    17,189             95,291             29,779            116,146
     Public Offering costs (loss) recovery            4,000               --                4,000           (156,466)
                                                -----------        -----------        -----------        -----------

            Income before income taxes              (25,400)           129,893            (25,061)           202,755

Income Taxes                                         18,235             68,242             36,010            102,500
                                                -----------        -----------        -----------        -----------

            NET INCOME (LOSS)                   $   (43,635)       $    61,651        ($   61,071)       $   100,255
                                                ===========        ===========        ===========        ===========

Earnings per share (loss)                       ($     0.01)       $      0.03        ($     0.02)       $      0.04

Common shares and equivalents outstanding         3,308,932          2,240,950          3,305,161          2,239,475



The accompanying notes are an integral part of these statements.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                       SIX MONTHS ENDED SEPTEMBER 30, 1997


                                                                  Additional
                                                                    Paid-in          Accumulated
                                         Shares        Amount      Capital             Deficit              Total
                                         ------        ------      -------             -------              -----

Balance, March 31, 1997                 3,320,950      $33,210      $7,043,226       $(11,000,812)      $(3,924,376)

Shares purchased and
  simultaneously retired                  (19,600)        (196)        (69,804)                             (70,000)

Investment in Vanguard Homes
  of N.J., Inc.                                                                             (100)              (100)

Shares issued as compensation               7,500           75          22,425                               22,500

Net loss                                                                                  (61,071)          (61,071)
                                   --------------  ------------ ----------------- ---------------     -------------

Balance, September 30, 1997             3,308,850      $33,089      $6,995,847       $(11,061,983)      $(4,033,047)
                                        =========      =======      ==========       ============       ===========



The accompanying notes are an integral part of these statements.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                                                           1997               1996
                                                                           ----               ----
Cash flows from operating activities:
  Net income                                                          $   (61,071)       $   100,255
  Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                   134,730            137,959
          Common stock issued for services                                 22,500              2,781
          Deferred income taxes                                              --                6,600
          Debt Conversion expense                                            --              156,466

          Changes in operating assets and liabilities:
            Accounts receivable, advances and other receivables           (85,781)           593,095
            Prepaid expenses                                              288,995            (16,744)
            Other assets                                                    2,256               --
            Development fees                                             (123,000)          (477,822)
            (Decrease) in due to affiliates                              (107,370)          (100,000)
            Accounts payable                                               60,797            (13,937)
            Accrued expenses 106,072                                      (55,262)           106,072
            Income taxes payable                                          (16,036)            44,892
            Resident security deposits                                      2,789             (1,001)
                                                                      -----------        -----------

Net cash provided by operating activities:                                 63,547            538,616
                                                                      -----------        -----------

Cash flows used in investing activities:
  Investment in VHNJ                                                         (100)              --
  Purchases of property and equipment                                     (52,592)           (57,208)
                                                                      -----------        -----------
                                                                          (52,692)           (57,208)
                                                                      -----------        -----------
Cash flows from financing activities:
  Proceeds from borrowings on mortgages and notes payable                  75,000            500,000
          Principal repayments of mortgages and notes payable            (152,825)          (208,892)
          Common stock purchased and simultaneously retired               (70,000)              --
          Proceeds from exercised warrants                                   --              207,074
          Increase in deferred costs                                         --             (491,883)
          Restricted cash financing                                        (8,752)              --
                                                                      -----------        -----------
Net cash used financing activities                                       (156,577)             6,299
                                                                      -----------        -----------

NET INCREASE (DECREASE) IN CASH                                          (145,722)           487,707
Cash at beginning of period                                               202,924            210,245
                                                                      -----------        -----------
Cash at end of period                                                 $    57,202        $   697,952
                                                                      ===========        ===========

Cash paid during the period for
          Interest                                                    $   262,763        $   265,200
                                                                      ===========        ===========
          Income taxes                                                $    43,077        $    51,000
                                                                      ===========        ===========

Schedule of noncash investing and financing activities:
  Capital leases for furniture and equipment                          $      --          $    47,591
  Debt converted to equity                                                   --          $ 1,305,000
                                                                      -----------        -----------
                                                                      $      --          $ 1,352,591
                                                                      ===========        ===========


The accompanying notes are an integral part of these statements.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

          The accompanying consolidated balance sheet as of March 31, 1997 and September 30, 1997, the related consolidated statements of earnings and cash flows for the three-month periods ended September 30, 1997 and 1996, and the statement of stockholders' deficiency for the six-month period ended September 30, 1997 have been prepared by the management of United Vanguard Homes, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of and for the six months ended September 30, 1997 have been made.

          Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results expected for a full year.

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

     Prior to the adoption of the Directors' Plan, options had been issued to outside directors, of which options to purchase ____ shares were outstanding at September 30, 1997.

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

     In September 1997, the Company received $75,000 on a promissory note payable to State Bank of Long Island. The principal is payable in one installment, due November 8, 1997, with interest at prime plus 1 1/2 percent.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Six Months Ended 1996 vs. 1997

Revenues

     Net revenues of the Company represent its gross consolidated revenues, less charitable and Supplementary Social Security Income discounts.

     Net revenues decreased by $54,000, or 1 percent, from $3,977,000 in the 1996 period to $3,923,000 in the 1997 period. The primary cause was a reduction in Resident Services Revenues which decreased by $167,000, or 7 percent, from $2,521,000 in the 1996 period to $2,354,000 in the 1997 period. The decrease was a result of a reduction in occupancy due to a temporary mortorium on admissions at one of the Company's facilities. From January to October 1997, Olds Manor was subject to a moratorium on admissions in the Home for the Aged due to the allegation that certain services being rendered were beyond the scope of the facility's Home for the Aged License. As a consequence of the moritorium, occupancy dropped from 95 percent, as of March 31, 1996, to 63 percent, as of September 30, 1997.

     Healthcare services revenues increased by $69,000, or 7 percent, from $1,317,000 in the 1996 period to $1,386,000 in the 1997 period. The increase was a result of higher rates.

     Management fees of $60,000 were earned this period on a contract which began October 1, 1996. Developments decreased by $16,000 or 11 percent, from $139,000 in the 1996 period to $123,000 in the 1997 period. These fees are expected to be lower this year since they are based on a 1995 development agreement which is substantially completed.

Residence Operating Expenses

     Residence operating expenses include all retirement and healthcare center operating expenses, including, among other things, payroll and employments costs, food, utilities, repairs and maintenance, insurance, and property taxes.

     Residence operating expenses increased by $55,000, or 2 percent, from $2,975,000 in the 1996 period to $3,030,000 in the 1997 period. The increase is mainly attributable to salary increases.

General and Administrative Expenses

     General and administrative expenses include all marketing costs, as well as the general and administrative expenses incurred at the Company's principal executive offices. General and administrative expenses include, among other things, administrative salaries, rent, utilities, insurance, and related expenses.

     General and administrative expenses increased by $235,000, or 76 percent, from $308,000 in the 1996 period to $543,000 in the 1997 period. The increase is primarily attributable to an increase in personnel costs and an increase in overhead associated with the Company's attempted public offering and plans to expand its development projects.

Provision for Recovery on Advances to Affiliates

     During the six months ended September 30, 1996, the Company recorded a net recovery of Advances to Affiliates aggregating $15,000 as compared to a net loss of $43,000 in the 1996 period. The variance is a function of net funds paid out or received from the Company's parent (Vanguard) and affiliated companies. Future recoveries are anticipated as Vanguard liquidates some of its properties.

Interest Expense, Net

     Interest expense, net, increased by $17,000, or 6 percent, from $270,000 in the 1996 period to $287,000 in the 1997 period. The increase is primarily attributable to interest on an installment loan received in August 1996 (see Note D).

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

Income Taxes

     Income taxes decreased by $66,000, or 65 percent, from $102,000 in the 1996 period to $36,000 in the 1997 period. The decrease is due to decline in Operating Income.

Three Months 1997 vs. 1996

The principal reasons for the changes in operations for the three months ended September 30, 1997 and 1996 are outlined in the discussion of the Six Months Results. No material items which adversely affected liquidity and the financial position occurred in the three-month period.

Liquidity and Capital Resources

     Cash flow from operations was approximately $63,000 in the 1997 period as compared to $583,000 in the 1996 period. The change was primarily due to cash advances made to development projects and fees earned but not collected. In the 1996 period there was collected approximately $680,000 on such advances. Conversely, in the 1997 period there were advances and fees earned but not collected of approximately $190,000. The effect of this change was the principal cause of a $343,000 increase in the working capital deficit as at September 30, 1997. Included in the deficiency of working capital are $539,000 of remaining liabilities associated with the Company's unsuccessful public offering. Management is currently negotiating with these creditors for reductions in amounts charged and extended payment terms.

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

     None during the quarter ended September 30, 1997.



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

                           UNITED VANGUARD HOMES, INC.



                                 by:/s/ Carl G. Paffendor
                                    --------------------------------------------
                                    Carl G. Paffendorf, Chairman of the Board



                                 by: /s/ Paul D'Andrea
                                    --------------------------------------------
                                    Paul D'Andrea, Vice President - Finance


Date: July 22, 1999