Form 10QSB
period 1997-12-31
UNITED VANGUARD HOMES INC /DE
filed 1999-07-27
CIK 21221

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997
                               -----------------

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

                                 Yes / / No /X/

                                   FORM 10-QSB

                                      INDEX

PART I.  Financial Information:                                         Page No.

         Unaudited Consolidated Balance Sheets - December 31, 1997 and
           March 31, 1997......................................................2

         Unaudited Consolidated Statement of Earnings
           Three Months Ended December 31, 1997 and 1996 and
           Nine Months Ended December 31, 1997 and 1996 .......................4

         Unaudited Consolidated Statement of Stockholders' Deficiency
           Nine Months Ended December 31, 1997.................................5

         Unaudited Consolidated Statement of Cash Flows
           For the Nine Months Ended December 31, 1997 and 1996................6

         Notes to Unaudited Consolidated Financial Statements..................7

         Management's Discussion and Analysis of Plan of Operation.............9



PART II. Other Information:

         Exhibits and Reports on Form 8-K.....................................12

         Signatures...........................................................13

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEET



                                     ASSETS

                                                             December 31,       March 31,
CURRENT ASSETS                                                   1997             1997
                                                                 ----             ----

      Cash                                                   $  242,695       $  202,924
      Accounts receivable, less allowance for doubtful
        accounts of $40,000                                     529,061          547,812
      Due from affiliates, net                                  328,874          267,607
      Prepaid expenses and other                                217,711          518,393
                                                             ----------       ----------
                 Total current assets                         1,318,341        1,536,736


PROPERTY AND EQUIPMENT - NET                                  2,157,045        2,276,651


OTHER ASSETS

      Development fees                                          979,200          795,500
      Restricted assets                                         108,352           99,600
      Other assets                                              202,569          176,437
                                                             ----------       ----------
                                                              1,290,121        1,071,537
                                                             ----------       ----------

                                                             $4,765,507       $4,884,924
                                                             ==========       ==========



The accompanying notes are an integral part of these statements.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEET


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                                                           Dec. 31,            March 31,
                                                                                             1997                1997
                                                                                             ----                ----
CURRENT LIABILITIES
      Current portion of long-term debt                                                $    535,179        $    264,918
      Accounts payable                                                                      525,125             487,758
      Accrued expenses                                                                      704,260             660,084
      Public Offering Costs                                                                 407,383             587,000
      Income taxes payable                                                                  178,517             190,749
                                                                                       ------------        ------------
                 Total Current Liabilities                                                2,350,464           2,190,509

RESIDENT SECURITY DEPOSITS                                                                  273,473             284,526

LONG-TERM DEBT, less current portion                                                      6,063,068           6,334,265

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
      Preferred stock $.001 par value; 1,000,000
        shares authorized; none issued and outstanding
      Common stock, $.01 par value;  authorized,  14,000,000 shares;  issued and outstanding, 3,308,850 shares and 3,320,950 shares,
        December 31, 1997 and March 31, 1997, respectively                                   33,089              33,210
      Additional paid-in capital                                                          6,995,847           7,043,226
      Accumulated deficit                                                               (10,950,434)        (11,000,812)
                                                                                       ------------        ------------
                                                                                         (3,921,498)         (3,924,376)
                                                                                       ------------        ------------
                                                                                       $  4,765,507        $  4,884,924
                                                                                       ============        ============


The accompanying notes are an integral part of these statements.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS

                                                       For the Three Months Ended             For the Nine Months
                                                                December 31,                   Ended December 31,
                                                         1997                1996             1997               1996
                                                         ----                ----             ----               ----

Operating Revenues:
     Resident Services                              $ 1,183,977        $ 1,256,595        $ 3,537,665        $ 3,777,826
     Health care services                               662,161            656,567          2,048,173          1,973,387
     Management Fees                                     30,000             30,000             90,000             30,000
Development fees                                         60,700             81,040            183,700            220,000
                                                    -----------        -----------        -----------        -----------
                                                      1,936,838          2,024,202          5,859,538          6,001,213

Operating Expenses:
     Residence operating expenses                     1,531,076          1,590,863          4,561,150          4,566,278
     General and administrative                         261,471            249,824            804,440            557,967
     Depreciation and amortization                       68,087             65,966            204,263            203,922
     Provision for loss on (recovery of)
      advances to affiliates                                  0            (15,000)            42,494
                                                    -----------        -----------        -----------        -----------
                                                      1,860,634          1,906,653          5,554,853          5,370,661

            Income from operations                       76,204            117,549            304,685            630,552

Other Income (expense)
     Interest expense, net                             (134,042)          (145,399)          (421,364)          (415,327)
     Other income                                        56,761             13,531             86,540            129,677
     Debt conversion expense                               --                    0                  0           (156,466)
     Public Offering costs (Loss) Recovery              130,617         (1,000,000)           134,617         (1,000,000)
                                                    -----------        -----------        -----------        -----------

            Income (loss) before income taxes           129,540         (1,014,319)           104,478           (811,564)

Income Taxes                                             17,989            (47,492)            54,000             55,008
                                                    -----------        -----------        -----------        -----------

            NET INCOME (LOSS)                       $   111,551        ($  966,827)       $    50,478        $  (866,572)
                                                    ===========        ===========        ===========        ===========

Earnings per share (loss)                           $      0.03        ($     0.43)       $      0.02        ($     0.39)

Common shares and equivalents outstanding             3,308,932          2,252,689          3,306,395          2,243,895




The accompanying notes are an integral part of these statements.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                       NINE MONTHS ENDED DECEMBER 31, 1997


                                                                  Additional
                                                                    Paid-in          Accumulated
                                         Shares        Amount      Capital             Deficit              Total
                                         ------        ------      -------             -------              -----

Balance, March 31, 1997                 3,320,950      $33,210      $7,043,226       ($11,000,812)      ($3,924,376)

Shares purchased and
  simultaneously retired                  (19,600)        (196)        (69,804)                             (70,000)

Investment in Vanguard Homes
  of N.J., Inc.                                                                             (100)              (100)

Shares issued as compensation               7,500           75          22,425                               22,500

Net Income                                                                                50,478             50,478
                                        ---------      -------      ----------       ------------       -----------

Balance, December 31, 1997              3,308,850      $33,089      $6,995,847       ($10,950,434)      ($3,921,498)
                                        =========      =======      ==========       ============       ===========



The accompanying notes are an integral part of these statements.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                     FOR THE NINE MONTHS ENDED DECEMBER 31,

                                                                                       1997                 1996
                                                                                       ----                 ----
Cash flows from operating activities:
  Net income                                                                           $ 50,478          ($866,572)
  Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                 202,094            238,925
          Common stock issued for services                                               22,500              2,781
          Debt Conversion expense                                                          -               156,466

          Changes in operating assets and liabilities:
            Accounts receivable, advances and other receivables                          18,752            (73,708)
            Prepaid expenses                                                            313,108             18,578
            Other assets                                                                (35,086)              -
            Development fees                                                           (183,700)           154,806
            (Decrease) in due to affiliates                                             (61,267)           (61,278)
            Accounts payable                                                             37,367           (252,565)
            Accrued expenses                                                           (135,442)           611,642
            Income taxes payable                                                       ( 12,232)           (26,000)
            Resident security deposits                                                 ( 11,053)               507
                                                                                       --------         ----------

Net cash provided by operating activities:                                              205,519            (96,418)
                                                                                       --------         ----------

Cash flows used in investing activities:
  Investment in VHNJ                                                                       (100)              -
  Purchases of property and equipment                                                   (73,535)           (97,009)
                                                                                       --------         ----------
                                                                                        (73,635)           (97,009)
                                                                                       --------         ----------
Cash flows from financing activities:
  Proceeds from borrowings on mortgages and notes payable                               225,000            500,000
          Principal repayments of mortgages and notes payable                          (238,361)          (180,412)
          Common stock purchased and simultaneously retired                             (70,000)              -
          Proceeds from exercised warrants                                                 -               207,074
          Increase in deferred costs                                                       -                (8,660)
          Restricted cash financing                                                      (8,752)              -
                                                                                       --------         ----------
Net cash used financing activities                                                      (92,113)           518,002
                                                                                       --------         ----------

NET INCREASE IN CASH                                                                      39,771           324,575
Cash at beginning of period                                                              202,924           210,245
                                                                                       ---------        ----------
Cash at end of period                                                                  $ 242,695        $  534,820
                                                                                       =========        ==========

Cash paid during the period for
          Interest                                                                     $ 376,642        $  416,000
                                                                                       =========        ==========
          Income taxes                                                                 $  58,270        $   81,000
                                                                                       =========        ==========

Schedule of noncash investing and financing activities:
  Capital leases for furniture and equipment                                           $    -           $   47,591
  Debt converted to equity                                                                  -           $1,305,000
                                                                                       ---------        ----------
                                                                                       $    -           $1,352,591
                                                                                       =========        ==========


The accompanying notes are an integral part of these statements.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

          The accompanying consolidated balance sheet as of March 31, 1997 and December 31, 1997, the related consolidated statements of earnings and cash flows for the three-month periods ended December 31, 1997 and 1996, and the statement of stockholders' deficiency for the nine-month period ended December 31, 1997 have been prepared by the management of United Vanguard Homes, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of and for the nine months ended December 31, 1997 have been made.

          Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997. The results of operations for the period ended December 31, 1997 are not necessarily indicative of the operating results expected for a full year.

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

     Prior to the adoption of the Directors' Plan, options had been issued to outside directors, of which options to purchase ____ shares were outstanding at December 31, 1997.

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

     In December 1997, the Company received $150,000 on promissory note to a private party. The note is due June 30, 1998 and bears interest at 20 percent per annum.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Nine Months Ended 1996 vs. 1997

Revenues

     Net revenues of the Company represent its gross consolidated revenues, less charitable and Supplementary Social Security Income discounts.

     Net revenues decreased by $142,000, or 2 percent, from $6,001,000 in the 1996 period to $5,859,000 in the 1997 period. The primary cause was a reduction in Resident Services Revenues which decreased by $240,000, or 6 percent, from $3,778,000 in the 1996 period to $3,538,000 in the 1997 period. The decrease was a result of a reduction in occupancy due to a temporary mortorium on admissions at one of the Company's facilities. From January to October 1997, Olds Manor was subject to a moratorium on admissions in the Home for the Aged due to the allegation that certain services being rendered were beyond the scope of the facility's Home for the Aged License. As a consequence of the moritorium, occupancy dropped from 95 percent, as of March 31, 1996, to 66 percent, as of December 31, 1997.

     Healthcare services revenues increased by $75,000, or 4 percent, from $1,973,000 in the 1996 period to $2,048,000 in the 1997 period. The increase was a result of higher rates.

     Management fees of $90,000 were earned this period on a contract which began October 1, 1996.

     Development Fee income decreased by $36,000 or 17 percent, from $220,000 in the 1996 period to $184,000 in the 1997 period. These fees are lower this year since they are based on a 1995 development agreement which is substantially completed.

Residence Operating Expenses

     Residence operating expenses include all retirement and healthcare center operating expenses, including, among other things, payroll and employments costs, food, utilities, repairs and maintenance, insurance, and property taxes.

     Residence operating expenses were slightly lower ($5,000) than last year. The decrease was primarily attributed to operating cost reductions at Olds Manor in the current quarter.

General and Administrative Expenses

     General and administrative expenses include all marketing costs, as well as the general and administrative expenses incurred at the Company's principal executive offices. General and administrative expenses include, among other things, administrative salaries, rent, utilities, insurance, and related expenses.

     General and administrative expenses increased by $246,000, or 44 percent, from $558,000 in the 1996 period to $804,000 in the 1997 period. The increase is primarily attributable to an increase in personnel costs and an increase in overhead associated with the Company's attempted public offering and plans to expand its development projects.

Provision for Recovery on Advances to Affiliates

     During the nine months ended December 31, 1997, the Company recorded a net recovery of Advances to Affiliates aggregating $15,000 as compared to a net loss on Advances of $42,000 in the 1996 period. The variance is a function of net funds paid out or received from the Company's parent (Vanguard) and affiliated companies. Future recoveries are anticipated as Vanguard liquidates some of its properties.

Interest Expense, Net

     Interest expense, net, increased by $6,000, or 1 percent, from $415,000 in the 1996 period to $421,000 in the 1997 period. The increase is primarily attributable to increased borrowing (see Note D).

Debt Conversion Expense

     The Company offered its debt holders an inducement in the form of a reduced conversion price on its then outstanding debt. As a result of such inducement, an aggregate of $1,305,000 of the Company's debt was converted into 347,996 shares of the Company's Common Stock effective April 1, 1996. As a result of such inducement, the Company issued 167,877 additional shares upon conversion, the fair value of which, $156,466, has been recorded as debt conversion expense during the 1996 period.

Three Months 1998 vs. 1997

The principal reasons for the changes in operations for the three months ended December 31, 1997 vs. 1996 are outlined in the discussion of the Nine Months Results. No material items which adversely affected liquidity and the financial position occurred in the three-month period.

Liquidity and Capital Resources

     During the 1997 period operating activities provided cash of approximately $205,000 compared to requiring cash of approximately $97,000 from operating activities in the 1996 period. The increase in cash flows from operating activities was principally due to the Company's net profit in the current period.

     During the 1997 period the Company required approximately $92,113 for financing activities compared to providing cash from financing activities of approximately $518,000 in the 1996 period. The decline in cash flows from financing activities was principally due to $275,000 in reduced borrowing for the current period and approximately $207,000 of proceeds from exercise of warrants which occurred only in year 1996.

     As of December 31, 1997 the Company had a deficiency in working capital of $1,032,000. Of this deficiency $654,000 was the result of last year's aborted public offering.

     In the current period the Company borrowed $225,000 in short-term notes (see Note D) to fund financing and investing activities. The effect of these loans and use to fund noncurrent obligations was the principal cause of the $378,000 increase in working capital deficit.

     The Company's capital is not sufficient to fund its operating plans. Given the above, the Company is currently negotiating to sell a substantial portion of its operating and development properties. If such sales are successful, the Company would have adequate capital to fund future development projects.

In addition, the Company received a commitment letter from a financial institution to refinance substantially all of its outstanding mortgages. Although this commitment letter has expired, the Company believes it can successfully renegotiate this financing alternative, which, in the Company's opinion, would provide adequate working capital.

                          Part II -- OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the quarter ended December 31, 1997.



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

                                   UNITED VANGUARD HOMES, INC.



                                  by: /s/ Carl G. Paffendor
                                      ------------------------------------------
                                      Carl G. Paffendorf, Chairman of the Board


                                  by: /s/ Paul D'Andrea
                                      ------------------------------------------
                                      Paul D'Andrea, Vice President - Finance




Date: July 22, 1999