Form 10KSB/A
period 1998-03-31
UNITED VANGUARD HOMES INC /DE
filed 1999-08-11
CIK 21221

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 FORM 10-KSB/A
(Mark One)


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 1998
                   --------------

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

                                 Yes / / No /X/

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of August 1999.

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


    SIGNATURES                        TITLE                      DATE


/S/ PAUL D'ANDREA             Vice President - Finance        August 9, 1999
-------------------------     (Principal Financial
Paul D'Andrea                 Officer and Principal
                              Accounting Officer)

           *                  Director                        August 9, 1999
-------------------------
Benjamin Frank


           *                  Director                        August 9, 1999
-------------------------
Francis S. Gabreski


/S/ CARL G. PAFFENDORF        Chairman of the Board           August 9, 1999
-------------------------     and Chief Executive
Carl G. Paffendorf            Officer


/S/ ROBERT S. HOSHINO, JR.    Director                        August 9, 1999
-------------------------
Robert S. Hoshino, Jr.


           *                  Director                        August 9, 1999
-------------------------
James E. Eden



*By: /S/ CARL G. PAFFENDORF
     ----------------------
     Attorney-in-fact

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

      Notes to Consolidated Financial Statements                      F-8 - F-31

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
     United Vanguard Homes, Inc.

We have audited the accompanying consolidated balance sheets of United Vanguard Homes, Inc. and Subsidiaries as of March 31, 1997 and 1998 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Vanguard Homes, Inc. and Subsidiaries as of March 31, 1997 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.





Melville, New York
October 1, 1998 (except for Note E,
   as to which the date is May 6, 1999)

                  United Vanguard Homes, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    March 31,




                                  ASSETS                       1997              1998
                                                               ----              ----


CURRENT ASSETS
     Cash                                                   $  202,924       $  256,188
     Accounts receivable, less allowance for doubtful
         accounts of $40,000 in 1997 and 1998                  547,812          620,627
     Development fees and advances                                              981,000
     Due from affiliates, net                                  267,607          179,552
     Prepaid expenses and other                                518,393          177,123
                                                            ----------       ----------

               Total current assets                          1,536,736        2,214,490






PROPERTY AND EQUIPMENT, NET                                  2,276,651        2,110,610






OTHER ASSETS
     Development fees and advances                             795,500
     Restricted assets                                          99,600          108,352
     Deferred income taxes
     Other assets                                              176,437          203,161
                                                            ----------       ----------

                                                             1,071,537          311,513
                                                            ----------       ----------

                                                            $4,884,924       $4,636,613
                                                            ==========       ==========

The accompanying notes are an integral part of these statements.

                  United Vanguard Homes, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    March 31,


                             LIABILITIES AND
                        STOCKHOLDERS' DEFICIENCY                    1997                1998
                                                                    ----                ----

CURRENT LIABILITIES
     Current portion of long-term debt                       $    264,918        $    661,466
     Accounts payable                                             487,758             350,244
     Accrued expenses                                             660,084             568,511
     Public offering costs                                        587,000             328,641
     Income taxes payable                                         190,749             156,316
                                                             ------------        ------------

               Total current liabilities                        2,190,509           2,065,178


RESIDENT SECURITY DEPOSITS                                        284,526             282,300


LONG-TERM DEBT, less current portion                            6,334,265           5,946,281


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIENCY
     Preferred stock $.001 par value; 1,000,000 shares
         authorized; none issued and outstanding
     Common stock  $.01 par value;  authorized,
         14,000,000 shares;  issued and outstanding,
         3,320,950 shares and 3,309,890 shares in
         1997 and 1998, respectively                               33,210              33,099
     Additional paid-in capital                                 7,043,226           6,998,957
     Accumulated deficit                                      (11,000,812)        (10,689,202)
                                                             ------------        ------------

                                                               (3,924,376)         (3,657,146)
                                                             ------------        ------------

                                                             $  4,884,924        $  4,636,613
                                                             ============        ============






The accompanying notes are an integral part of these statements.

                  United Vanguard Homes, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              Year ended March 31,


                                                         1997                1998
                                                         ----                ----


Operating revenues
     Resident services                              $ 4,999,025        $ 4,704,992
     Health care services                             2,682,928          2,763,104
     Management fees                                     60,000            120,000
     Development fees                                   220,480            185,500
                                                    -----------        -----------

                                                      7,962,433          7,773,596

Operating expenses
     Residence operating expenses                     6,156,088          6,196,474
     General and administrative                         881,784          1,076,327
     Depreciation and amortization                      277,096            273,463
     Provision for (recovery of) loss
        on advances to affiliates                       218,146           (351,396)
                                                    -----------        -----------

                                                      7,533,114          7,194,868
                                                    -----------        -----------

            Income from operations                      429,319            578,728

Other income (expense)
     Interest expense, net                             (592,552)          (560,163)
     Other income                                       123,489             99,109
     Debt conversion expense                           (156,466)              --
     Public offering costs                           (1,170,344)              --
     Adjustment of public offering costs                                   265,818
                                                    -----------        -----------

                                                     (1,795,873)          (195,236)
                                                    -----------        -----------

            (Loss) income before income taxes        (1,366,554)           383,492

Income taxes                                            668,000             71,882
                                                    -----------        -----------

            NET (LOSS) INCOME                       $(2,034,554)       $   311,610
                                                    ===========        ===========

Net (loss) income per common share
            Basic                                   $      (.81)       $       .09
                                                    ===========        ===========

            Diluted                                        (.81)               .09
                                                    ===========        ===========

Weighted-average common shares and
  common equivalent shares outstanding
            Basic                                     2,506,511          3,307,214
                                                    ===========        ===========

            Diluted                                   2,506,511          3,341,414
                                                    ===========        ===========

The accompanying notes are an integral part of these statements.

                  United Vanguard Homes, Inc. and Subsidiaries

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                       Years ended March 31, 1997 and 1998


                                                                                 Additional
                                                                                   paid-in           Accumulated
                                              Shares            Amount             capital             deficit           Total

Balance, April 1, 1996                     1,827,833        $    18,278        $ 5,619,905        $ (8,966,258)       $(3,328,075)

Shares issued upon conversion
   of debt                                   347,996              3,480          1,386,918                             1,390,398
Exercise of warrants                          62,121                622            206,452                               207,074
Shares issued as compensation                  3,000                 30              2,751                                 2,781
Shares reissued to VVI
   previously cancelled
   conditional on completion of
   public offering                         1,080,000             10,800            (10,800)
Allocation of Federal tax
   attributed to Parent company                                                   (162,000)                             (162,000)
Net loss                                                                                            (2,034,554)       (2,034,554)
                                          ----------        -----------        -----------        ------------        -----------

Balance, March 31, 1997                    3,320,950             33,210          7,043,226         (11,000,812)        (3,924,376)

Shares purchased and simultaneously
   retired                                   (19,600)              (196)           (69,804)                               (70,000)
Shares issued as compensation                  8,540                 85             25,535                                 25,620
Net income                                                                                             311,610            311,610
                                          ----------        -----------        -----------        ------------        -----------

Balance, March 31, 1998                    3,309,890        $    33,099        $ 6,998,957        $(10,689,202)       $(3,657,146)
                                          ==========        ===========        ===========        ============        ===========





The accompanying notes are an integral part of this statement.

                  United Vanguard Homes, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Year ended March 31,

                                                                                           1997             1998
                                                                                           ----             ----

Cash flows from operating activities
     Net (loss) income                                                                 $(2,034,554)       $ 311,610
     Adjustments to reconcile net (loss) income to net
         cash (used in) provided by operating activities
              Depreciation and amortization                                                277,096          273,463
              Debt conversion expense                                                      156,466
              Common stock issued for services                                               2,781           25,620
              Income taxes                                                                 669,000
              Changes in operating assets and liabilities
                  Accounts receivable, advances and other
                     receivables                                                           256,837           22,957
                  Prepaid expenses and other                                              (243,739)         357,836
                  Development fees and advances                                             50,381         (185,500)
                  Other assets                                                             (25,591)          (7,358)
                  Accounts payable                                                          52,001         (137,514)
                  Accrued expenses and public offering costs                               780,041         (357,649)
                  Income taxes payable                                                    (251,622)         (34,433)
                  Resident security deposits                                               (30,179)          (2,226)
                                                                                       -----------        ---------
            Net cash (used in) provided by operating
               activities                                                                 (341,082)         266,806
                                                                                       -----------        ---------
Cash flows from investing activities
     Purchases of property and equipment                                                  (129,851)         (47,339)
                                                                                       -----------        ---------

            Net cash used in investing activities                                         (129,851)         (47,339)
                                                                                       -----------        ---------
Cash flows from financing activities
     Proceeds from borrowings on mortgages and
        notes payable                                                                      450,000          225,000
     Principal repayments of mortgages and notes payable                                  (270,214)        (312,451)
     Decrease (increase) in restricted cash financing                                       76,752           (8,752)
     Proceeds from exercised warrants                                                      207,074
     Common stock purchased and simultaneously retired                                                      (70,000)
                                                                                       -----------        ---------
            Net cash provided by (used in) financing activities                            463,612         (166,203)
                                                                                       -----------        ---------
            NET (DECREASE) INCREASE IN CASH                                                 (7,321)          53,264
Cash at beginning of year                                                                  210,245          202,924
                                                                                       -----------        ---------
Cash at end of year                                                                    $   202,924        $ 256,188
                                                                                       ===========        =========
Supplemental disclosures of cash flow information:
     Cash paid during the year for
         Interest                                                                      $   612,000        $ 529,529
                                                                                       ===========        =========
         Income taxes                                                                  $   112,000        $  85,138
                                                                                       ===========        =========

Schedule of noncash investing and financing activities:
   During 1997and 1998, the Company entered into capital leases for furniture and equipment aggregating $47,591 and $48,136, respectively. During 1997, debt of $1,390,398 was converted to equity.

The accompanying notes are an integral part of these statements.

                  United Vanguard Homes, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1997 and 1998



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

      2.    Liquidity

            As of March 31, 1998, the Company had a deficiency in Stockholders' Equity of $3,657,146 and has limited working capital. In addition, approximately $5,000,000 of mortgage debt is due November 1999. Further, the Company's lack of working capital has limited the Company's ability to pursue its development projects. The Company is presently pursuing various strategies to increase available working capital, including (i) refinancing a substantial portion of the Company's mortgage indebtedness and (ii) a sale of a substantial portion of the Company's operating and development projects which would allow the Company to pursue other development opportunities. The Company has received a letter of intent to refinance the Company's mortgage indebtedness and has received several offers to purchase a substantial portion of the Company's properties. Although there can be no assurance that any of the above strategies will be successful, the Company believes that the underlying value of its properties will allow the Company to successfully implement its strategies.

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1997 and 1998



NOTE A (continued)

      3.    Principles of Consolidation

            The consolidated financial statements include the accounts of UVH and its wholly-owned subsidiary corporations. All significant intercompany balances and transactions have been eliminated in consolidation.

      4.    Restricted Assets

            Restricted assets at March 31, 1998 consists of cash of $108,352 that collateralizes an insurance bond required by Michigan State law for resident security deposits. In addition, restricted use cash accounts totaling approximately $107,000 and $151,000 and included in other assets at March 31, 1997 and 1998, respectively, have been segregated pursuant to the terms of certain mortgage indebtedness, which requires the net operating income of the Company's residential retirement centers, as defined, to be used to fund capital improvements and the related mortgage indebtedness.

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

                             March 31, 1997 and 1998



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

            Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Incremental shares of 24,200 during the year ended March 31, 1998 were used in the calculation of diluted earnings per common share. Diluted loss per common share for the year ended March 31, 1997 is based only on the weighted average number of common shares outstanding during the period, as the inclusion of 27,792 common share equivalents would have been antidilutive.

      8.    Stock-Based Compensation

            Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," has been adopted and allows for a choice of the method of accounting used for stock-based compensation. Entities may use the "intrinsic value" method currently based on APB No. 25 or the new "fair value" method contained in SFAS No. 123. The Company accounts for stock-based compensation under APB No. 25. As required by SFAS No. 123, the pro forma effects on net income and earnings per share are determined and disclosed in the notes to the financial statements as if the fair value based method had been applied.

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1997 and 1998



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

      10.   Financial Instruments and Concentrations of Credit Risk

            Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and receivables. The Company maintains its cash in highly rated financial institutions and limits the amount of credit exposure to any one institution. The Company has no bank deposits exceeding federally insured limits. Concentration of credit risk with respect to accounts receivable is generally mitigated as management believes its acceptance, billing and collection policies are adequate to minimize potential credit risk.

            The Company's financial instruments recorded on the balance sheet include cash, accounts receivable, accounts payable, and debt. Because of their short maturities, the carrying amount of cash, accounts receivable and accounts payable approximates fair market value. The fair value of the Company's long-term debt approximates carrying value based on quoted market prices of similar issues or on the current rates offered to the Company for debt of similar terms.

            A concentration of credit risk exists with respect to development fees and advances and amounts due from affiliates.

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1997 and 1998



NOTE A (continued)

     11.    Use of Estimates and Other Matters

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

            During fiscal 1997, the Company recorded a charge to earnings of $1,170,344 representing the total estimated costs of its aborted public offering. During fiscal 1998, the Company revised its estimate to reflect actual costs incurred and, accordingly, recorded other income of $265,818.

      12.   Future Effects of Recently Issued Accounting Pronouncements

            In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company will implement SFAS No. 130 and SFAS No. 131 as required in fiscal 1999, which will require the Company to report and display as applicable, certain information related to comprehensive income and operating segments, respectively. Adoption of SFAS No. 130 and SFAS No. 131 will not impact the Company's financial position or results of operations.


 NOTE B - PROPERTY AND EQUIPMENT

      Property and equipment at March 31 consist of the following:

                                                   1997              1998
                                                   ----              ----

          Land                                             $  632,408       $   632,408
          Buildings and improvements                        4,492,987         4,522,649
          Equipment                                           940,841         1,006,654
                                                           ----------         ---------

                                                            6,066,236         6,161,711
          Less accumulated depreciation and amortization    3,789,585         4,051,101
                                                            ---------         ---------

          Property and equipment, net                      $2,276,651        $2,110,610
                                                            =========         =========

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1997 and 1998



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

                                                              1997              1998
                                                              ----              ----

Due from VVI                                               $2,207,653       $1,552,570
Due from the Whittier, VVI affiliated company               2,793,766        2,978,538
Due from VVI affiliated limited partnerships (VVI is
     general partner)                                       1,219,670          169,171
Management fees and cash advances due from
     affiliated companies                                     770,103          906,300
                                                           ----------       ----------

                                                            6,991,192        5,606,579
Less reserve for losses                                     6,723,585        5,427,027
                                                           ----------       ----------

Due from affiliates, net                                   $  267,607       $  179,552
                                                           ==========       ==========

      At March 31, 1997 and 1998, the unreserved amounts due from affiliates represent development fees and advances from the following:

                                                  1997             1998
                                                  ----             ----

Presidential Care Corp. ("Presidential")       $ 27,646       $ 24,315
Camelot Village at Huntington, Inc.             102,718
Camelot Village at Stroudsburg, LLC             137,243        155,237
                                               --------       --------

                                               $267,607       $179,552
                                               ========       ========

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1997 and 1998



NOTE C (continued)

      1.    Presidential

            The unreserved amount at March 31, 1998 represented development fees of $24,315 from Presidential Care Corp. ("Presidential"), a Florida not-for-profit corporation affiliated with VVI. The Company entered into a development agreement on March 24, 1995 to plan, design, develop and construct an assisted living retirement home in Hollywood, Florida, and to arrange for permanent and interim financing. The development agreement provides for compensation to the Company for locating the land, zoning application work and other services of 7 1/2% of the overall project cost (as defined), payable upon commencement of construction. The Company recognizes development fees on a percentage-of-completion basis and has not recognized fees in fiscal 1997 and 1998. Presidential received interim financing through a private placement and is awaiting approval on its construction financing.

      2.    Camelot Village at Huntington ("Camelot - Huntington")

            During fiscal 1997, advances of $102,718 to Camelot - Huntington, a corporation affiliated with the Company, were fully paid. During fiscal 1998, additional advances of $53,836 were made and subsequently paid. The Company has entered into a development agreement with Camelot - Huntington and has obtained an option to purchase the underlying property. An assisted living facility is planned for construction, subject to obtaining additional financing.

            The purchase price and related costs of the land, at March 31, 1997, totaled approximately $1,050,000, of which $450,000 was borrowed from a bank. The loan is secured by the property. The Company advanced the remaining $600,000, which was collected from the proceeds Camelot - Huntington received from private investors in its sale of stock.

            Construction of the facility requires the issuance of a special use permit by the Huntington Zoning Board of Appeals. In the event that zoning approval is not received and all appeals have been exhausted, each Camelot - Huntington investor will have the right to receive the return of his investment plus 10 percent annual dividends (to the extent not paid). If Camelot - Huntington's

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1997 and 1998

NOTE C (continued)

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

      3.    Camelot Village at Stroudsburg ("Camelot - Stroudsburg")

            The advances of $137,243 made to Camelot - Stroudsburg during fiscal 1997 were primarily for the purchase of real estate intended for development of an assisted living facility. Additional advances of $92,994 were made in fiscal 1998. During fiscal 1998, Camelot - Stroudsburg entered into a sales contract to sell the property and has recovered $75,000 paid by Camelot - Stroudsburg from deposits received by the buyer. An additional $50,000 has subsequently been paid, with the balance to be paid when the sale closes.

      4.    Phoenix Lifecare Corp. ("Phoenix")

            Phoenix, a not-for-profit corporation affiliated with the Company, provides health care services to residents of the Whitcomb Tower and the Whittier (an affiliate of VVI) on behalf of the Company. The Company earns a management fee from Phoenix for services rendered. The amounts due from Phoenix of $502,496 and $726,748 at March 31, 1997 and 1998, respectively, have been fully reserved and no management fees have been recognized during fiscal 1997 and 1998.

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1997 and 1998



NOTE C (continued)

      5.    Receivables From Gateway Communities, Inc. ("Gateway")

            Receivables from Gateway at March 31 were:

                                                                             1997                      1998
                                                                             ----                      ----

                Note receivable, including accrued interest
                     at 9%                                                $7,481,953                $        -
                Management fees and advances                               1,076,197                         -
                                                                           ---------                 ---------

                                                                           8,558,150                         -
                Less reserve for losses                                    8,558,150                         -
                                                                           ---------                 ---------

                                                                          $      -                   $       -
                                                                          ==========                 =========

            Receivables from Gateway, a not-for-profit and formerly affiliated company and lessee and operator of Harvest Village, a continuing care retirement community, had been fully reserved by the Company as Gateway historically suffered losses and did not have the financial resources to pay this obligation. The Company acquired the note receivable from Gateway through a series of assignments from VVI and affiliates.

            The Company intended to acquire Harvest Village from an entity indirectly owned by VVI. In July 1997, (i) the Company's right to purchase the Harvest Village retirement facility terminated, (ii) VVI contributed substantially all of its equity interest in Harvest Village Partners, L.P. to the Company, (iii) the Company and VVI transferred 100 percent of Harvest Village Partners, L.P. to unaffiliated purchasers, and (iv) the Harvest Village construction lenders assigned their mortgage on the Harvest Village retirement facility to a company not affiliated with the Company, released their liens and security interests in the Company's properties and the stock of the Company owned by VVI, and released VVI and the Company's Chief Executive Officer from their guarantees. As an integral part of this transaction, the Company released Gateway's obligation in the amount of $8,558,150 due to the Company. (See Note G-3.)

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1997 and 1998



NOTE D - DEVELOPMENT FEES AND ADVANCES

      The Company developed a residential retirement center in the State of Iowa known as Cottage Grove Place, an unaffiliated entity. Pursuant to the development agreement, the Company was obligated to plan, design, develop and construct the property, arrange financing and supervise marketing of the retirement center for a total fee of $2,270,000. During the years ended 1997 and 1998, the Company recognized $220,480 and $185,500, respectively, of such development fee. An initial installment of $750,000 was paid upon the bond closing, which provided Cottage Grove Place with its construction financing in 1995. An additional $385,005 was paid in monthly installments during construction, and the remaining $1,135,000 will be paid upon the later of: (i) 90% occupancy achieved by the project or (ii) the payment in full of the short-term bonds of Cottage Grove Place, which mature on or before July 1, 2001, and the satisfaction of the Debt Service Coverage Ratio and the Reserve Ratio (as defined) after giving effect to the repayment of such short-term bonds. While the Company has earned and recognized a majority of the development fee, the terms of the agreement defer payment. A related 10% fee payable by the Company is netted against the amount due.

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1997 and 1998



NOTE E - MORTGAGES AND NOTES PAYABLE

                                                                                              1997             1998
                                                                                              ----             ----

          1.    Mortgages Payable

                Mortgages,  guaranteed by VVI,  bearing interest at 7.5% payable in  monthly  installments  of  principal  and  interest  of
                     $30,429  are due  November  1, 1999,  as extended on May 6,
                     1999; restricted use cash accounts have been pledged
                     as additional collateral (Note A).                                    $4,317,865      $4,275,364
                Convertible mortgages with interest at prime, plus
                     3% (11.50% at March 31,  1998),  payable in  interest  only installments quarterly, maturity
                     dates are April 30, 1999, as extended, and August 2000, net
                     of  original   issue   discount  of  $42,789  and  $26,223,
                     respectively. Convertible into 169,602 shares of UVH common stock, as of March 31, 1998,
                     subject to adjustment, as defined.                                     1,167,211       1,183,777
                Mortgage with interest at prime plus 1% (9.5% at
                     March 31, 1998) payable in monthly installments of
                     $4,700; including interest balance due August 2001.                      217,957         180,947
                                                                                           ----------      ----------

                                                                                            5,703,033       5,640,088
                                                                                           ----------      ----------

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1997 and 1998



NOTE E (continued)

                                                                                                            1997              1998
                                                                                                            ----              ----

          2.    Notes Payable

Note payable in monthly  installments of $5,000 plus interest at prime  plus 2% (10.50% at
   March 31, 1998). The note is pursuant to a line of
   credit which expires May 7, 1999                                                                     $  334,000         $274,000
Convertible 7% promissory notes, interest payable
   quarterly,  compounded  annually,  maturity on  December 31,
   2000;  convertible into 19,208 shares of the Company's common stock at $8.33
   per share                                                                                               160,000          160,000
Note payable in monthly installments of $12,500
   plus interest until August 1999 at prime plus
   1.5% (10% at March 31, 1998)                                                                            362,500          212,500
Notes payable, with interest only payable monthly
   at prime plus 1-1/2% (10% at March 31, 1998)
   due September 28, 1998                                                                                                    75,000
Equipment notes payable, with interest ranging from
   3% to 15% payable in monthly  installments  of principal  and interest of $2,788 until November
   2002                                                                                                     39,650           96,159
Notes payable, with interest at 20%, due June 30,
   1998                                                                                                                     150,000



                                                                                                           896,150          967,659
                                                                                                        ----------       -----------

                                                                                                         6,599,183        6,607,747
Less current portion                                                                                       264,918          661,466
                                                                                                        ----------       -----------

                                                                                                        $6,334,265       $5,946,281
                                                                                                        ==========       ===========

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1997 and 1998

NOTE E (continued)

      The aggregate maturities of mortgages and notes payable are as follows:


               Fiscal year ending March 31,
                    1999                        $  661,466
                    2000                         5,299,801
                    2001                           559,150
                    2002                            55,830
                    2003                            31,500
                                                ----------

                                                $6,607,747
                                                ==========

NOTE F - INCOME TAXES

      The consolidated provision (benefit) for income taxes consists of the following at March 31:

                                                  1997               1998
                                                  ----               ----
          Current
                Federal                         $(162,000)       $      -
                State and local                  (151,000)         71,882
                                                ---------        --------

                                                 (313,000)         71,882
                                                ---------        --------

          Deferred
                Federal                           760,000               -
                State and local                   221,000               -
                                               ----------         -------

                                                  981,000               -
                                               ----------        --------

                                                $ 668,000        $ 71,882
                                               ==========        ========

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1997 and 1998

NOTE F (continued)

      The  Company  files its Federal  consolidated  tax return with its parent,
      VVI. To the extent the Company's Federal tax attributes are utilized by VVI, the Company records the result as either an increase or decrease to additional paid-in capital.

      The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                  1997           1998
                                                  ----           ----

Statutory Federal tax rate                     (34.00%)       34.00%
State income taxes, net of Federal
     income tax benefit                         (6.50)        18.74
Other                                            4.5
Reduction in valuation allowance                             (34.00)
Losses for which no future tax benefit
     has been recorded                          84.88            --
                                                -----         -----

Effective tax rate                              48.88%        18.74%
                                                =====         =====

      Temporary differences which give rise to deferred tax assets are as follows:

                                       1997               1998
                                       ----               ----

Net operating loss carryover       $1,047,000       $  641,000
Due from affiliates                 5,296,000        2,171,000
Fixed assets                          902,000          895,000
Accrued expenses and other            190,000          190,000
                                   ----------       ----------

                                    7,435,000        3,897,000
Valuation allowance                 7,435,000        3,897,000
                                   ----------       ----------

                                   $        -       $        -
                                   ==========       ==========

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1997 and 1998



NOTE F (continued)

      The Company has net operating loss carryforwards for Federal income tax purposes as of March 31, 1998 of approximately $1,603,000. Such net operating loss carryforwards are subject to several statutory limitations which limit their utilization. Accordingly, no benefit from such utilization has been provided for. Any ownership changes could limit the use of some or all of the net operating loss carryforwards. During 1997, the Company increased its deferred tax valuation allowance due to losses incurred in 1997 and uncertainty as to the Company's ability to realize future tax benefits. During 1998, the Company reduced its deferred tax valuation allowance to reflect deductions utilized by its parent Company, VVI, and to recognized utilization of net operating loss carryforwards.


NOTE G - COMMITMENTS AND CONTINGENCIES

      1.    Operating Leases

            Aggregate rental expense under operating leases was approximately $66,900 and $33,000 for the years ended March 31, 1997 and 1998, respectively. UVH rents its administrative office facilities from CBF Building Company, an affiliate of VVI, under a lease expiring December 31, 2000, at an annual rental as follows:

            Fiscal year ending March 31,
                 1999                               $  38,526
                 2000                                  39,209
                 2001                                  39,727
                                                    ---------

                                                    $117,462
                                                    ========

      2.    Purchase Commitment

            The Company could have been required to purchase a parcel of land at the Cottage Grove Place retirement facility in Cedar Rapids, Iowa, for $450,000 plus interest and taxes if Cottage Grove Place fails to exercise its option to the property. In August 1998, Cottage Grove Place exercised its options and purchased the land.

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1997 and 1998

NOTE G (continued)

      3.    Guarantees

            The Company guaranteed a bank loan to CBF Building Company. The balance outstanding on this loan is $68,350 at March 31, 1998.

            The Company guaranteed a bank loan to an affiliate with a balance of $350,000 at March 31, 1998 (Note C-2).

            On August 20, 1996, the line of credit was renewed and increased to $450,000, of which $150,000 was used to pay in full the old line of credit. The Company is the borrower and VVI is Guarantor. The balance outstanding at March 31, 1997 and 1998 was approximately $362,000 and $212,500, respectively.

      4.    Self-insurance

            Effective April 1, 1992, the Company began to partially self-insure for health and medical liability costs for up to a maximum of $300,000 in claims. The Company has insurance coverage for claims above the aforementioned limit. The self-insurance claim liability is determined on a non-discounted basis based on claims filed and an estimate of claims incurred but not yet reported. The amount of said liability accrued at March 31, 1998 was approximately $112,000.


      5.    Possibility of Cross Default

            An affiliate of VVI is indebted under a first mortgage in the principal amount of $4,087,500. The mortgage securing this loan provides that a default under such loan is a default under each of the Company's Hillside Terrace and Whitcomb Tower Mortgages. Therefore, a VVI default on this affiliate's loan could result in the foreclosure of Hillside Terrace and Whitcomb Tower.

      6.    Government Regulation

            Health-care and senior living facilities are areas of extensive and frequent regulatory change. Changes in the laws or new interpretations of existing laws can have a significant effect on methods of doing business, costs of doing business and amounts of reimbursement from governmental and other payors. The Company at all times attempts to comply with all applicable fraud and abuse laws; however, there can be no assurance that administrative or judicial interpretation of existing laws or regulations will not have a material adverse effect on the Company's operations or financial condition.

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1997 and 1998

NOTE H - STOCKHOLDERS' EQUITY

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

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1997 and 1998



Note H - continued

      2.    Incentive Stock Option Plan

            The Company has reserved 210,000 shares of common stock for issue to key employees under the Company's Employee Incentive Stock Option Plan (the "1991 Plan"), as amended. A summary of the activity within the 1991 Plan is as follows:

                              Weighted
                            average price  Option price
                              per share     per share           Granted        Available
                              ---------     ---------           -------        ---------

Balance, April 1, 1996        $   4.07    $1.33 to $6.10         98,580         111,420

Terminated                        4.35    $1.33 to $5.55         (1,260)          1,260
Granted                           4.29    $4.00 to $4.40         40,700         (40,700)
                                                               --------        --------

Balance, March 31, 1997           4.14    $1.33 to $6.00        138,020          71,980

Terminated                        3.81    $1.33 to $5.55         (7,980)          7,980


Balance, March 31, 1998           4.16    $1.33 to $6.00        130,040          79,960
                                                               ========        ========

            Under the plan, option exercise prices must be at least 100% of the estimated fair market value of the common stock at the time of the grant. Exercise periods are for ten years, but terminate at a stipulated period of time after an employee's death or termination of employment for causes other than disability or retirement. No options have been exercised since inception of the plan. The options become exercisable at the rate of 20% per year. Accordingly, options for an aggregate of 67,576 shares are exercisable at March 31, 1998.

            In June 1996, the Company adopted the 1996 Outside Directors' Stock Option Plan (the "Directors' Plan"), which provides for the granting of options to purchase common stock of the Company to nonemployee directors of the Company. The Directors' Plan authorizes the issuance of a maximum of 90,000 shares of common stock.

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1997 and 1998



NOTE H (continued)

            The Directors' Plan is administered by the Board of Directors. Under the Directors' Plan, each non-employee director elected after April 1, 1996 will receive options for 3,000 shares of common stock upon election. To the extent that shares of common stock remain available for the grant of options under the Directors' Plan, each year on April 1, commencing April 1, 1997, each non-employee director will be granted an option to purchase 1,800 shares of common stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the common stock as of the date preceding the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. Each option is for a ten-year term, subject to earlier termination in the event of death or permanent disability. Options for an aggregate of 3,000 shares are exercisable at March 31, 1998.

            A summary of activity within the 1996 Plan is as follows:

                                               Weighted
                                             average price   Option price
                                               per share       per share         Granted          Available
                                               ---------       ---------         -------          ---------

                Balance, April 1, 1996              -              -                   -            90,000

                Granted                         $5.55        $5.55                 9,000            (9,000)

                Balance, March 31, 1997         $5.55        $5.55                 9,000            81,000
                                                                                  ------            ------

                Granted                          4.00         4.00                 9,000            (9,000)

                Balance, March 31, 1998         $4.78        $4.00 - $5.55        18,000            72,000
                                                                                  ======            ======

            In addition, there are options outstanding, at prices ranging from $1.33 to $6.00, for 31,800 shares of common stock at March 31, 1998. These options were granted in addition to those outstanding under the 1991 Plan and the Directors' Plan. Options for an aggregate of 26,040 shares are exercisable at March 31, 1998.

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1997 and 1998



NOTE H (continued)

            The following table summarizes significant ranges of all outstanding and exercisable stock options at March 31, 1998:


                                                     Options outstanding                         Options exercisable
                                                     -------------------                         -------------------
                                                         Weighted-            Weighted-                           Weighted-
                      Ranges of                           average              average                             average
                      exercise                           remaining            exercise                            exercise
                       prices           Shares           life in years          price         Shares               price
                       ------           ------           -------------          -----         ------               -----

                  $1.33                 34,200             4.70                 $1.33       34,200                  $1.33
                   3.33 - 4.40          72,540             7.42                  3.77       18,816                   3.62
                   5.55 - 6.10          73,100             5.64                  5.70       43,600                   5.72

            The weighted-average option fair value on the grant date was $4.68 and $1.11 for options issued during the years ended March 31, 1997 and 1998.

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

                                                                       1997                 1998
                                                                       ----                 ----
                Net (loss) income
                     As reported                                   $(2,034,554)          $311,610
                     Pro forma                                      (2,103,235)           309,280

                Net (loss) income  per common share - basic
                     As reported                                         $(.81)              $.09
                     Pro forma                                            (.84)               .09

                Net (loss) income per common share - diluted
                     As reported                                         $(.81)            $.09
                     Pro forma                                            (.84)             .09

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1997 and 1998



NOTE H (continued)

            These  pro  forma  amounts  may  not  be  representative  of  future
            disclosures   because  they  do  not  take  into  effect  pro  forma
            compensation expense related to grants made before 1996. The fair value of options issued was calculated by applying the minimum value method, as trading in the Company's common stock is extremely limited. In applying the minimum value method, the Company assumed an expected life of five years and an interest rate of 6.7% in 1997 and 1998.


NOTE J - BUSINESS SEGMENTS

      The Company owns and operates its three residential retirement centers in Michigan to provide living and extended care services to the elderly. In addition to a room, the Company provides significant personal services, including, among other things, meal preparation and health care. The Company's management provides the requisite day-to-day supervision and administration services to various affiliates and non-affiliated companies. Losses and recoveries have been stated separately.

      Intersegment revenues are not significant. Operating profit is defined as sales and other income directly related to a segment's operations, less operating expenses.

      The following summaries set forth certain financial information classified as described above:

                                          1997                1998
                                          ----                ----
     Revenues
     Resident centers                  $ 7,681,953        $ 7,468,096
     Management and development
         companies                         280,480            305,500
                                       -----------        -----------

                                       $ 7,962,433        $ 7,773,596
                                       ===========        ===========

Operating profits
     Resident centers                  $ 1,261,079        $ 1,012,106
     Management and development
         companies                        (613,614)          (784,774)
     (Loss) recovery on advances
         to affiliates                    (218,146)           351,396
                                       -----------        -----------

Income from operations                 $   429,319        $   578,728
                                       ===========        ===========

                  United Vanguard Homes, Inc. and Subsidiaries

                             March 31, 1997 and 1998



NOTE J (continued)

      Corporate assets are principally cash, and corporate office equipment, furnishings and related assets.

                                                          1997            1998
                                                          ----            ----
          Identifiable assets are as follows:
               Retirement centers                      $3,331,635     $3,093,815
               Management and development companies     1,393,615      1,395,170
               Corporate                                  159,674        139,912
                                                       ----------     ----------

                                                       $4,884,924     $4,628,897
                                                       ==========     ==========