Form 10KSB
period 1999-03-31
UNITED VANGUARD HOMES INC /DE
filed 1999-12-27
CIK 21221

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -----------------

                                   FORM 10-KSB

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

/ /
         For the fiscal year ended  March 31, 1999
                                    --------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
/ /
         For the transition period from _________________ to ___________________

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

Registrant's telephone number, including area code: (516) 759-1188
                                                    --------------

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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         State   Registrant's   revenues  for  its  most  recent   fiscal  year:
$8,896,000.

         State the aggregate market value of Registrant's outstanding voting Common Stock held by non-affiliates of Registrant: $1,000,000.

         As of March 31, 1999, there were 3,313,265 shares outstanding of Registrant's Common Stock.

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format:  Yes ____ No  /X/

                                     PART I
                                     ------

Item 1.   Description of Business
          -----------------------

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

                                       Fiscal Year Ended March 31,
                                       ---------------------------
                                           1998           1999
                                           ----           ----

Statement of Operations Data:

   Revenues:
              Resident services          $4,705,000   $4,943,000
              Healthcare services         2,763,000    2,766,000
         Management Fees                    120,000      152,000
              Development fees              186,000    1,035,000
                                        -----------   ----------

                 Total revenues          $7,774,000   $8,896,000
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



Item 2.   Description of Property.
          -----------------------

         The table below sets forth certain information regarding the properties owned or managed by Registrant:

                                   Independent  Assisted   Skilled   Occupancy
    Name and Location                Living      Living    Nursing   Rate (%)(a)
    -----------------              -----------  --------   -------   -----------

Properties Owned:

Hillside Terrace, Ann Arbor, MI        63        12(b)        23          95
Olds Manor, Grand Rapids, MI           98        54(b)        44          84
The Whitcomb, St. Joseph, MI          102        34                       86

Managed Only Property:

The Whittier, Detroit, MI             135        58                       65

Properties Under Development:

Camelot Cove (c)
North Bergen, NJ                      270        30           60

Camelot Village(c)                              120
Hicksville, NY

Camelot Village(c)
Huntington, NY                                  120


Orchard Terrace(c)                     64
Ann Arbor, MI

Presidential Place                              104
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

MORTGAGE INDEBTEDNESS

         GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

         As of March 31, 1999, Hillside Terrace, Inc., a wholly-owned subsidiary of Registrant and the owner of Hillside Terrace, was indebted to Great-West Life & Annuity Insurance Company ("GWL") in the aggregate principal amount of approximately $2.2 million. Such indebtedness is secured by a first mortgage on Hillside Terrace. As of March 31, 1999, Whitcomb Tower Corporation, a wholly-owned subsidiary of Registrant and the owner of The Whitcomb, was indebted to GWL in the aggregate principal amount of approximately $2 million. Such indebtedness is secured by a first mortgage on The Whitcomb. The payment of principal and interest on each of the foregoing first mortgages has been guaranteed by Vanguard. In addition, as of March 31, 1999, Whittier Towers, Inc., the owner of The Whittier, was indebted to GWL in the aggregate principal amount of approximately $4 million. Such indebtedness is secured by a first mortgage on The Whittier. Each of the foregoing first mortgages is due May 1, 2000 and bear interest at 9 percent per annum. The first mortgage encumbering The Whittier provides that a default under such loan is also a default under both of the first mortgages encumbering Hillside Terrace and The Whitcomb. Consequently, a default under the first mortgage encumbering The Whittier could result in the foreclosure of Hillside Terrace and The Whitcomb. The restrictions and cross collateral provisions of The Whittier mortgage will be eliminated if The Whittier is sold and the GWL mortgage on the property satisfied.

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

         OLDS MANOR MORTGAGE TRUST

         As of March 31, 1999, Olds Manor, Inc. was indebted to Olds Manor Mortgage Trust in the aggregate principal amount of $360,000. Such obligation is secured by a mortgage on Olds Manor that is subordinate to the first mortgage on Olds Manor held by Old Kent. The loan bears interest at prime plus 3 percent per annum, is due in year 2000, and is convertible into 51,873 shares of Registrant's Common Stock at $6.94 per share. Registrant is the guarantor of the Olds Manor Note. The $360,000 Olds Manor Trust mortgage is subordinate to the Old Kent Bank mortgage. The Olds Manor Trust mortgage has routine covenants respecting payment of taxes, insurance, repairs, etc., except that Olds Manor, Inc. cannot permit any increase of the principal of the Old Kent Mortgage without the consent of the trustee of the Olds Manor Mortgage Trust. The trustee is Carl G. Paffendorf, the Chief Executive Officer of Registrant.

         WHITCOMB MORTGAGE TRUST

         As of March 31, 1999, Whitcomb Tower Corporation was indebted to The Whitcomb Mortgage Trust in the aggregate principal amount of $850,000. Such obligation is secured by a mortgage on The Whitcomb that is subordinate to the first mortgage on The Whitcomb held by GWL. The loan bears interest at prime rate plus 3 percent per annum, is due in 1999 and is convertible into 117,729 shares of Registrant's Common Stock at $7.22 per share. Registrant is guarantor of the Whitcomb Tower Note. The $850,000 Whitcomb Trust mortgage is subordinate to GWL's mortgage. The Whitcomb Trust mortgage has routine covenants respecting payment of taxes, insurance, repairs, etc., except that Whitcomb Tower
Corporation cannot permit any increase of the principal of the GWL mortgage without the consent of the trustee of the Whitcomb Mortgage Trust. The trustee is Carl G. Paffendorf.

Item 3. LEGAL PROCEEDINGS. Registrant is not a party to any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Not applicable.

                                     PART II
                                     -------

Item 5.  Market for Common Equity and Related Stockholder Matters.
         --------------------------------------------------------

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

Item 6.  Management's Discussion and Analysis of Plan of Operation.
         ---------------------------------------------------------

Year Ended March 1998 vs. March 1999
------------------------------------

REVENUES

         Net revenues of the Registrant represent its gross consolidated revenues, less charitable and Supplementary Social Security Income discounts.

         Net revenues increased by $1,122,000 or 14 percent, from $7,774,000 in the 1998 period to $8,896,000 in the 1999 period. Development fees increased $849,000, or 456 percent, from $186,000 in 1998 to $1,035,000 in the 1999 period. The increase was attributable to the partial fees due on two development projects.

         Resident services Revenues increased $238,000, or 5 percent, from $4,705,000 in the 1998 period to $4,943,000 in the 1999 period. The increase was primarily due to rate increases.

         Healthcare services remained relatively flat with less than 1 percent increase.

         Management fees increased $32,000, or 26 percent, from $120,000 in the 1998 period to $152,000 in the 1999 period. The increase was primarily due to recovery of fees fully reserved.

RESIDENCE OPERATING EXPENSES

         Residence operating expenses include all retirement and healthcare center operating expenses, including, among other things, payroll and employments costs, food, utilities, repairs and maintenance, insurance, and property taxes.

         Residence operating expenses increased by $248,000, or 4 percent, from $6,197,000 in the 1998 period to $6,445,000 in the 1999 period. The increase is mainly attributable to salary increases.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include all marketing costs, as well as the general and administrative expenses incurred at the Registrant's principal executive offices. General and administrative expenses include, among other things, administrative salaries, rent, utilities, insurance, and related expenses.

         General and administrative expenses declined $265,000, or 25 percent, from $1,076,000 in the 1998 period to $811,000 in the 1999 period, due primarily to staff reductions.

PROVISION FOR RECOVERY ON ADVANCES TO AFFILIATES

         During Fiscal 1999 Registrant recorded a net loss on Advances to Affiliates aggregating $226,000 compared to a Net Recovery of Advances of $351,000 in Fiscal 1998. The variance is a function of net funds paid out or received from Registrant's parent (Vanguard) and affiliated companies. Future recoveries are anticipated as Vanguard plans to liquidate some of its assets.

INTEREST EXPENSE, NET

         Interest expense, net, decreased by $39,000, or 7 percent, from $560,000 in the 1998 period to $521,000 in the 1999 period. The decrease is primarily due to a reduction in Notes and Mortgage payable.

OTHER INCOME

         Other income increased $413,000, or 417 percent, from $99,000 in the 1998 period to $512,000 in the 1999 period. The increase is attributable to the sale of Registrant's Management Contract, forfeitures of deposits on the sale of Registrant's assets, and fire insurance proceeds.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 1999 operating activities provided cash of $1,165,000, an increase of $898,000 over fiscal 1998. The increase in cash flows from operating activities was principally due to the collection of development fees receivable and the Registrant's increase in net profit in fiscal 1999.

         During  fiscal  1999  Registrant   required  $1,116,000  for  investing
activities compared to $47,000 in the 1998 period. The increase was primarily due to the purchase of land for development.

         During fiscal 1999 Registrant provided $126,000 cash from financing activities compared to requiring $166,000 for financing activities in fiscal 1998. The increase in cash flow was due to the financing of land purchased for development.

         Registrant is presently pursuing various strategies to increase working capital, including (i) refinancing a substantial portion of Registrant's mortgage indebtedness and (ii) negotiating the sale of some of its assets.
Although there can be no assurance that any of the above strategies will be successful, Registrant believes that the underlying value of its properties will allow it to successfully implement its strategies.

PUBLIC OFFERING COSTS

         During fiscal 1997, Registrant recorded a charge to earnings of $1,170,344 representing the total estimated costs of its aborted public offering. During fiscal 1999 and 1998, Registrant revised its estimate to reflect actual costs incurred and, accordingly, recorded other income of $42,920 and $265,818, respectively.


Item 7.   FINANCIAL STATEMENTS.  See  page  F-1  for   Registrant's   financial
statements.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         In  July  1999,   Registrant   dismissed  Grant  Thornton  LLP  as  its
independent accountants. Grant Thornton's accountant's report on the financial statements of Registrant for the past two years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. There were no other reportable events or disagreements with Grant Thornton to report in response to
Item 304(a) of Regulation S-B.

         Holtz Rubenstein & Co. LLP has been engaged as new independent accountants to the Registrant with respect to the fiscal year ended March 31, 1999.

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of Registrant.
-----------------------------------------------------------------------

         The following table sets forth information regarding the Directors and executive officers of Registrant as of March 31, 1999:

          Name                         Age                     Positions(s)
          ----                         ---                     ------------

Carl G. Paffendorf.............       66     Chairman of the Board and Chief
                                                  Executive Officer
Paul D'Andrea..................       66     Vice President - Finance
Craig M. Shields...............       57     Vice President and
                                                  General Counsel
Theresa A. Govier..............       NA     Vice President - Administration and
                                                  Secretary
Alan Guttman...................       49     Treasurer
James E. Eden..................       61     Director
Benjamin Frank.................       65     Director
Francis S. Gabreski............       79     Director
Robert S. Hoshino..............       52     Director


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



                   Number of Late Reports             Number of Transactions Not
                   In Fiscal 1999                     Reported on a Timely Basis
                   ----------------------             --------------------------






Item 10.  Executive Compensation
          ----------------------

         The following table sets forth the total compensation for Registrant's Chief Executive Officer during the fiscal years ended March 31, 1999, 1998, and 1997.

                           SUMMARY COMPENSATION TABLE

                                   Fiscal Year Ended         Annual Compensation
Name and Principal Position            March 31,                    Salary
---------------------------        -----------------         -------------------

Carl G. Paffendorf                      1999                          $100,000
 Chief Executive Officer                1998                           100,000
                                        1997                           100,000

         No stock options were granted to the Chief Executive Officer during the fiscal year ended March 31, 1999.

         The following table sets forth certain information regarding unexercised stock options held by the Chief Executive Officer as of March 31, 1999. No options were exercised by such person during the fiscal year ended March 31, 1999.



                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                         Number of Unexercised
                                                       Options at March 31, 1999
Name                                                   Exercisable/Unexercisable
----                                                   -------------------------

Carl G. Paffendorf..................................          17,600/5,400


LONG-TERM INCENTIVE AND PENSION PLANS

         Registrant does not have any long-term incentive or defined benefit pension plans.

EMPLOYMENT AGREEMENT

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

STOCK OPTION PLANS

         1991 Incentive Stock Option Plan. Under Registrant's 1991 Incentive Stock Option Plan (the "Incentive Plan"), 210,000 shares of Common Stock are reserved for issuance upon the exercise of stock options. As of March 31, 1999, options to purchase an aggregate of 101,240 shares of Common Stock were outstanding under the Incentive Plan. The Incentive Plan is designed as a means to attract, retain and motivate key employees. The Stock Option Plan Committee administers and interprets the Plan.

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

         1996 OUTSIDE DIRECTORS' STOCK OPTION PLAN. Registrant's 1996 Outside Directors' Stock Option Plan (the "Directors' Plan") provides for the grant of options to purchase Common Stock of Registrant to non-employee directors of Registrant. The Directors' Plan authorizes the issuance of a maximum of 90,000 shares of Common Stock. As of March 31, 1999, options to purchase an aggregate of 20,400 shares of Common Stock were outstanding under the Directors' Plan.

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

         Prior to the adoption of the Directors'  Plan,  options had been issued
to  outside  directors,   of  which  options  to  purchase  28,800  shares  were
outstanding at March 31, 1999.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

         The following table sets forth certain information regarding the beneficial ownership of the Registrant's Common Stock as of March 31, 1999 by
(i) each person who is known by Registrant to be the beneficial owner of more than 5% of Registrant's Common Stock, (ii) each director and each executive officer (including shares owned by spouse or in trust), and (iii) all directors and executive officers as a group. Except as otherwise noted, each person maintains a business address at c/o United Vanguard Homes, Inc., 4 Cedar Swamp Road, Glen Cove, New York 11542, and has sole voting and investment power over the shares shown as beneficially owned.

                                                                      Percent of
                                                                     Outstanding
                                               Shares Beneficially     Common
                                                       Owned            Stock
                                               -------------------   -----------

Vanguard Ventures, Inc....................         2,703,862             82%
Carl G. Paffendorf........................         2,754,843 (1)         83%
Benjamin Frank    ........................            23,932 (2)          *
Francis S. Gabreski.......................            39,860 (3)          *
Robert S. Hoshino, Jr.....................            31,067 (4)          *
James E. Eden     ........................             6,050 (5)          *
Directors and Executive Officers,
as a group (9 Persons)....................         2,890,932 (6)         87%

------------------------
*    Less than 1%.

(1) Mr. Paffendorf is an officer, director and controlling stockholder of Vanguard. Consequently, Mr. Paffendorf may be deemed to be the beneficial owner of all shares of Common Stock owned by Vanguard. Includes 17,600 shares of Common Stock issuable upon exercise of options and convertible securities exercisable within 60 days of March 31, 1999.

(2) Includes 14,760 shares of Common Stock issuable upon exercise of options and convertible securities exercisable within 60 days of March 31, 1999.

(3) Includes 28,610 shares of Common Stock issuable upon exercise of options and convertible securities exercisable within 60 days of March 31, 1999.

(4) Includes 11,000 shares of Common Stock issuable upon exercise of options and convertible securities exercisable within 60 days of March 31, 1999.

(5) Includes 3,800 shares of Common Stock issuable upon exercise of options and convertible securities exercisable within 60 days of March 31, 1999.

(6) Includes 110,950 shares of Common Stock issuable upon exercise of options and convertible securities exercisable within 60 days of March 31, 1999.


Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

DUE FROM AFFILIATES

         Registrant is owed by Vanguard and affiliates cash advances, unpaid management fees, interest and other revenues. These amounts consisted of the following as of March 31, 1999:

Due from Vanguard                                       $3,835,393
Due from Whittier Towers, Inc.                             374,951
Due from Vanguard Affiliated Limited
Partnerships (Vanguard is General Partner)                 166,871
Management fees and cash
  advances due from affiliated
  companies                                              2,976,917
                                                        ----------

                                                        $7,354,132
                                                        ==========

         See Footnote 3 to Registrant's financial statements for additional information. Registrant anticipates that these types of transactions will continue in the future.

GUARANTEES

         Registrant and affiliates guaranteed certain debt as of March 31, 1999, as follows:

                                                                            Amount As of
  Guarantor(s)                 Maker(s)            Lender/Obligee           March 31, 1999
-----------------------   ---------------------  -------------------------  --------------
Registrant                CBF Building Company   Apple Savings Bank                $38,731
Registrant, Vanguard,     Camelot Village at     State Bank of Long Island         271,900
Phoenix Lifecare Corp.    Huntington, Inc.
and Paffendorf
Vanguard and Paffendorf   Registrant             State Bank of Long Island          62,500
Vanguard                  Hillside Terrace, Inc. Great-West Life                 2,182,092
Vanguard                  Whitcomb Tower Corp.   Great-West Life                 2,036,475


         The Great-West mortgage on The Whittier was $3,962,640 at March 31, 1999. A default under The Whittier mortgage is a default under the Hillside Terrace and Whitcomb mortgages. See Item 2, "Description of Property - Mortgage Debt."

         In November 1999 CBF Building Company closed a $1,200,000 mortgage loan with State Bank of Long Island, which loan is secured by CBF Building Company's Glen Cove property (in which Registrant has its offices) and guaranteed by Vanguard, Mr. Paffendorf, and Registrant. At the closing, the Apple Savings Bank loan referred to in the above chart was satisfied. Registrant anticipates increasing this mortgage to $1,500,000 in December 1999 with the same collateral and guarantees.

         See also "Camelot Village at Huntington, Inc.," discussed below, for information regarding additional guarantees of Registrant.

LEASE OF CORPORATE OFFICE

         Registrant leases its offices in Glen Cove, New York, 2,500 square feet, from CBF Building Company, a limited partnership in which Vanguard is the general partner. Annual calendar year base rent is $39,784 in 1999, $40,977 in 2000. The lease expires on December 31, 2000. Registrant has sublet 550 square feet of its space to Vanguard on the same terms as Registrant's lease with CBF.

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

         Registrant has an option to purchase The Whittier from Whittier Towers, Inc. at a purchase price equal to the appraised fair market value but not less than the current outstanding balance of the first mortgage. In Fiscal 1998 Registrant agreed to relinquish its option rights effective upon the sale of The Whittier facility to an unaffiliated buyer and payment to Registrant: (i) payment of accrued but unpaid management fees since April 1, 1996, (ii) sums paid by Registrant on or after April 1, 1996 to fund capital improvements at the premises, (iii) sums spent by Registrant to fund negative cash flow of The Whittier on or after April 1, 1996, and (iv) interest at 12 percent per annum on the sums referred to in items (1) through (iii). In addition, 50 percent of the remaining net profit (i.e., net of brokerage fees, closing costs, mortgage debt, etc.), if any, shall be paid to Registrant.

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

PRESIDENTIAL CARE CORP.

         Presidential Care Corp. is a 501(c)(3) corporation organized to acquire land in Hollywood, Florida, upon which an assisted living facility is being built. Registrant has the development and management contracts on this property, for which it will be paid a 7 1/2 percent development fee and a 5 percent management fee. Registrant has an option to purchase at fair market value. The option is exercisable at any time during the period January 1, 2000 through December 31, 2005.

         In consideration of the commitment of Vanguard to advance up to $800,000 to fund the acquisition and development costs of an assisted living facility to be built on the Hollywood, Florida site, Registrant will receive a sum equal to 50 percent of the net proceeds from the sale of the assisted living facility.

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

         Camelot is currently seeking $23,000,000 in construction financing from the Suffolk County (New York) Industrial Development Agency, for which a project completion guarantee may be required from Registrant.

         Carl G. Paffendorf, Registrant's Chief Executive Officer, Robert S. Hoshino, Jr., and Benjamin Frank, Directors of Registrant, comprise the Board of Directors of Camelot. Mr. Paffendorf owns 872 shares of Class B stock of Camelot (out of a total of 2,800 shares issued) for an investment of $872,000, the same price paid by unaffiliated persons, $1,000 per share. Mr. Hoshino owns 70 Class B shares, also purchased at $1,000 per share. Camelot shareholders are entitled to 100 percent of the net cash flow from the Huntington facility's operations and 50 percent of the net proceeds from the sale of the property.

         Registrant has guaranteed to Camelot investors the payment of dividends and distributions of up to $1,500,000 in the aggregate. In consideration of Registrant's guarantee of $1.5 million of the investors' investment in Camelot stock, Registrant will receive 50 percent of the net proceeds from the sale of the property.

         Camelot anticipates selling its Huntington, New York property to Registrant for $3,800,000, with a closing scheduled for December 30, 1999.

CAMELOT COVE/UNITED VANGUARD HOMES, LLC

         United Vanguard Homes, LLC ("UVHLLC") is a New York limited liability company which plans to build and operate a 360-unit continuing care retirement community on a 5-acre site located in North Bergen, New Jersey between River Road and the Hudson River overlooking Manhattan to the East. Registrant located the site on behalf of UVHLLC, and UVHLLC has entered into a long-term ground lease of the site, with option to purchase. Registrant will develop the facility, including supervision of construction, marketing, and arranging financing. After construction has been completed, Registrant will be the managing agent and will have an option to buy the facility. UVHLLC is controlled by Carl G. Paffendorf, its sole member, pending the sale of a syndication for the project, which is anticipated to be named "Camelot Cove."

         Under Ground Lease dated April 19, 1999, as amended, L.P.M. Associates, L.L.C., an unaffiliated company ("LPM"), agreed to lease UVHLLC a 5-acre parcel of land on River Road, North Bergen, New Jersey. UVHLLC has issued LPM a $75,000 promissory note in lieu of a cash security deposit under the Ground Lease. The note becomes due the earlier of:

         1. Ninety days of receipt of final and unappealable site plan approval for the facility from the Planning Board of the Township of North Bergen and the County of Hudson, together with all necessary variances and site waivers; or

         2.       December 1, 1999.

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

         Registrant will develop the North Bergen, New Jersey Facility and will provide services, including: oversight of zoning matters, architectural floor plans and design, project financing, marketing, creation and implementation of computer programs, records, budgets, the Facility's furnishings and fixtures, and rent-up for the period prior to the completion of construction and occupancy. Registrant shall be paid a fee equal to 7.5 percent of the total costs for such development services.

         After the Facility is constructed, a subsidiary of Registrant will manage the Facility for an annual fee of 5 percent of gross revenues from operations.

         It is anticipated that Registrant will have an option to acquire the Facility at fair market value at any time during the five-year period after it attains stabilized occupancy (85 percent). The option price will be at appraised fair market value, provided that in no event shall the purchase price be less than mortgage debt on the property, plus (i) a sum equal to amounts originally paid for then outstanding Membership Interests less any return of capital previously paid and (ii) all accumulated but unpaid dividends.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of December 1999.


                                           UNITED VANGUARD HOMES, INC.
                                           (Registrant)

                                           By:      /s/ Carl G. Paffendorf
                                              ----------------------------------
                                              Name:   Carl G. Paffendorf
                                              Title:  Chairman of the Board and
                                                      Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signatures                      Title                         Date
     ---------                       -----                         ----

/s/ Paul D'Andrea             Vice President - Finance        December 9, 1999
-------------------------     (Principal Financial
Paul D'Andrea                 Officer and Principal
                              Accounting Officer)

/s/ Benjamin Frank            Director                        December 9, 1999
-------------------------
Benjamin Frank


/s/ Francis S. Gabreski       Director                        December 9, 1999
-------------------------
Francis S. Gabreski


/s/ Carl G. Paffendorf        Chairman of the Board           December 9, 1999
-------------------------     and Chief Executive
Carl G. Paffendorf            Officer

/s/ Robert S. Hoshino, Jr.    Director                        December 9, 1999
-------------------------
Robert S. Hoshino, Jr.


/s/ James E. Eden             Director                        December 9, 1999
-------------------------
James E. Eden

                                     PART IV
                                     -------

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

    (a)  EXHIBITS

         None.


    (b)  REPORTS ON FORM 8-K

         Registrant filed no reports on Form 8-K during the quarter ended March 31, 1999.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES
                  --------------------------------------------

              REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------

                       YEARS ENDED MARCH 31, 1999 AND 1998
                       -----------------------------------

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES
                  --------------------------------------------

              REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------

                       YEARS ENDED MARCH 31, 1999 AND 1998
                       -----------------------------------


                                    CONTENTS
                                    --------

                                                                          Page
                                                                          ----

Report of Holtz Rubenstein & Co., LLP, Certified Public Accountants        F-2

Report of Grant Thornton LLP, Independent Certified Public Accountants     F-3

Consolidated balance sheets at March 31, 1999 and 1998                     F-4

Consolidated statements of operations for the
   years ended March 31, 1999 and 1998                                     F-5

Consolidated statement of stockholders' deficiency
   for the years ended March 31, 1999 and 1998                             F-6

Consolidated statements of cash flows for the years
   ended March 31, 1999 and 1998                                           F-7

Notes to consolidated financial statements                            F-8 - F-19

                          Independent Auditors' Report
                          ----------------------------



Board of Directors
United Vanguard Homes, Inc.

We have audited the consolidated balance sheet of United Vanguard Homes, Inc. and Subsidiaries as of March 31, 1999 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Vanguard Homes, Inc. and Subsidiaries as of March 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




/s/ Holtz Rubenstein & Co., LLP

Melville, New York
August 31, 1999 (except for Note 5, as to which the date is October 11, 1999)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
United Vanguard Homes, Inc.


We have audited the accompanying consolidated balance sheet of United Vanguard Homes, Inc. and Subsidiaries as of March 31, 1998 and the related consolidated statements of operaitons, stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidencing supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Vanguard HOmes, Inc. and Subsidiaries as of March 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/ Grant Thornton LLP

Melville, New York
October 1, 1998 (except for Note E,
   as to which the date is May 6, 1999)

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                                         March 31,
               ------                                                                   ------------------------------------------
               ASSETS                                                                        1999                       1998
               ------                                                                   ------------------------------------------

CURRENT ASSETS:
   Cash                                                                                 $   430,711               $    256,188
   Accounts receivable, less allowance for doubtful accounts
      of $91,000 and $40,000 in 1999 and 1998, respectively                                 452,042                    620,627
   Development fees and advances (Note 4)                                                      --                      981,000
   Due from affiliates, net (Note 3)                                                        763,952                    179,552
   Prepaid expenses and other                                                               157,514                    177,123
                                                                                        -----------               ------------
         Total current assets                                                             1,804,219                  2,214,490
                                                                                        -----------               ------------

PROPERTY AND EQUIPMENT, net (Note 2)                                                      2,985,652                  2,110,610
                                                                                        -----------               ------------

OTHER ASSETS:
   Restricted assets (Note 1)                                                               166,000                    108,352
   Due from affiliates, net (Note 3)                                                        729,117                       --
   Other assets                                                                             188,271                    203,161
                                                                                        -----------               ------------
                                                                                          1,083,388                    311,513
                                                                                        -----------               ------------

                                                                                        $ 5,873,259               $  4,636,613
                                                                                        ===========               ============

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Current portion of long-term debt (Note 5)                                           $   482,512               $    661,466
   Accounts payable                                                                         389,711                    350,244
   Accrued expenses                                                                         604,561                    568,511
   Public offering costs                                                                    198,721                    328,641
   Deferred income                                                                            7,200                       --
   Income taxes payable                                                                     131,368                    156,316
                                                                                        -----------               ------------
         Total current liabilities                                                        1,814,073                  2,065,178
                                                                                        -----------               ------------

RESIDENT SECURITY DEPOSITS                                                                  289,870                    282,300
                                                                                        -----------               ------------

LONG-TERM DEBT, less current portion (Note 5)                                             6,308,936                  5,946,281
                                                                                        -----------               ------------

COMMITMENTS AND CONTINGENCIES  (Note 7)

STOCKHOLDERS' DEFICIENCY:  (Note 8)
   Preferred stock, $.001 par value; 1,000,000 shares
      authorized; none issued and outstanding
   Common stock, $.01 par value; authorized 14,000,000
      shares; issued and outstanding, 3,313,265 shares
      and 3,309,890 shares in 1999 and 1998, respectively                                    33,133                     33,099
   Additional paid-in capital                                                             7,009,048                  6,998,957
   Deficit                                                                               (9,581,801)               (10,689,202)
                                                                                        -----------               ------------
                                                                                         (2,539,620)                (3,657,146)
                                                                                        -----------               ------------

                                                                                        $ 5,873,259               $  4,636,613
                                                                                        ===========               ============

                 See notes to consolidated financial statements

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                Years Ended
                                                                                                  March 31,
                                                                                  --------------------------------------
                                                                                     1999                         1998
                                                                                  ---------                     -------
OPERATING REVENUES:  (Notes 1 and 4)
   Resident services                                                              $ 4,943,342               $ 4,704,992
   Health care services                                                             2,765,919                 2,763,104
   Management fees                                                                    151,562                   120,000
   Development fees                                                                 1,034,585                   185,500
                                                                                  -----------               -----------
                                                                                    8,895,408                 7,773,596
                                                                                  -----------               -----------

OPERATING EXPENSES:  (Note 7)
   Residence operating expenses                                                     6,444,584                 6,196,474
   General and administrative                                                         811,420                 1,076,327
   Depreciation and amortization                                                      258,242                   273,463
   Provision for (recovery of) loss on advances to affiliates                         226,424                  (351,396)
                                                                                  -----------               -----------
                                                                                    7,740,670                 7,194,868
                                                                                  -----------               -----------

         Income from operations                                                     1,154,738                   578,728
                                                                                  -----------               -----------

OTHER INCOME (EXPENSES):
   Interest expense, net                                                             (521,173)                 (560,163)
   Other income (Note 9)                                                              511,702                    99,109
   Adjustment of public offering costs                                                 42,920                   265,818
                                                                                  -----------               -----------
                                                                                       33,449                  (195,236)
                                                                                  -----------               -----------

         Income before income taxes                                                 1,188,187                   383,492

INCOME TAXES (Note 6)                                                                  80,786                    71,882
                                                                                  -----------               -----------

         NET INCOME                                                               $ 1,107,401               $   311,610
                                                                                  ===========               ===========

NET INCOME PER COMMON SHARE:
   Basic                                                                                  .33                       .09
                                                                                  ===========               ===========

   Diluted                                                                                .33                       .09
                                                                                  ===========               ===========

WEIGHTED AVERAGE COMMON SHARES
   AND COMMON EQUIVALENT SHARES
   OUTSTANDING:
      Basic                                                                         3,311,890                 3,307,214
                                                                                  ===========               ===========

      Diluted                                                                       3,346,090                 3,341,414
                                                                                  ===========               ===========


                 See notes to consolidated financial statements

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES
                  --------------------------------------------

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
               --------------------------------------------------

                       YEARS ENDED MARCH 31, 1999 AND 1998
                       -----------------------------------


                                                                                 Additional
                                                                                   Paid-in
                                                    Shares         Amount          Capital          Deficit              Total
                                                   ---------      --------       ----------       ----------          ---------

BALANCE, March 31, 1997                            3,320,950      $ 33,210      $ 7,043,226      $(11,000,812)     $(3,924,376)

Shares purchased and simultaneously retired          (19,600)         (196)         (69,804)             --            (70,000)
Shares issued as compensation                          8,540            85           25,535              --             25,620
Net income                                              --            --               --             311,610          311,610
                                                   ---------      --------      -----------      ------------      -----------

BALANCE, March 31, 1998                            3,309,890        33,099        6,998,957       (10,689,202)      (3,657,146)

Shares issued as compensation                          3,375            34           10,091              --             10,125
Net income                                              --            --               --           1,107,401        1,107,401
                                                  ----------      --------      -----------      ------------      -----------

BALANCE, March 31, 1999                            3,313,265      $ 33,133      $ 7,009,048      $ (9,581,801)     $(2,539,620)
                                                  ==========      ========      ===========      ============      ===========



                 See notes to consolidated financial statements

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                              Years Ended
                                                                                                March 31,
                                                                                 -----------------------------------
                                                                                         1999              1998
                                                                                 -----------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $ 1,107,401        $ 311,610
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                                  258,242          273,463
         Common stock issued for services                                                10,125           25,620
         Changes in operating assets and liabilities:
            (Increase) decrease in assets:
               Accounts receivable                                                      168,585          (65,098)
               Due from affiliates                                                   (1,313,517)          88,055
               Prepaid expenses and other current assets                                 19,609          357,836
               Development fees and advances                                            981,000         (185,500)
               Other assets                                                              (2,256)          (7,358)
            Increase (decrease) in liabilities:
               Accounts payable                                                          39,467         (137,514)
               Accrued expenses and public offering costs                               (93,870)        (357,649)
               Income taxes payable                                                     (24,948)         (34,433)
               Deferred income                                                            7,200             --
               Resident security deposits                                                 7,570           (2,226)
                                                                                    -----------        ---------
         Net cash provided by operating activities                                    1,164,608          266,806
                                                                                    -----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                (1,116,138)         (47,339)
                                                                                    -----------        ---------
         Net cash used in investing activities                                       (1,116,138)         (47,339)
                                                                                    -----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings on mortgages and notes payable                              750,000          225,000
   Principal repayments of mortgages and notes payable                                 (566,299)        (312,451)
   Decrease (increase) in restricted cash financing                                     (57,648)          (8,752)
   Common stock purchased and simultaneously retired                                       --            (70,000)
                                                                                    -----------        ---------
         Net cash provided by (used in) financing activities                            126,053         (166,203)
                                                                                    -----------        ---------

Net increase in cash                                                                    174,523           53,264

Cash, beginning of year                                                                 256,188          202,924
                                                                                    -----------        ---------

Cash, end of year                                                                   $   430,711        $ 256,188
                                                                                    ===========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                                      $   604,991        $ 529,529
                                                                                    ===========        =========

      Income taxes                                                                  $   105,734        $  85,138
                                                                                    ===========        =========
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   During 1998 the Company entered into capital leases
      for furniture and equipment aggregating $48,000

                 See notes to consolidated financial statements

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES
                  --------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 1999 AND 1998
                       -----------------------------------


1.       Basis of Presentation and Summary of Significant Accounting Policies:

         a.   Nature of business

              United Vanguard Homes, Inc. ("UVH") (the "Company") is a Delaware corporation which was originally formed in New York in 1964 as Coap Systems Inc. ("Coap") and is a majority-owned subsidiary of Vanguard Ventures, Inc. ("VVI"). UVH owns and operates three residential retirement centers in the State of Michigan, which provide assisted living services for residents on a month-to-month basis. The facilities are known as Olds Manor, Hillside Terrace and Whitcomb Tower. In addition, UVH, through wholly-owned subsidiaries, provides management and development services for affiliated and unaffiliated companies engaged in providing assisted living services.

         b.   Basis of presentation

              As of March 31, 1999, the Company has a deficiency in stockholders' equity of $2,540,000 and a deficiency in working capital. The Company's lack of working capital has limited the Company's ability to pursue its development projects. The Company is presently pursuing various strategies to increase available working capital, including refinancing a substantial portion of the Company's mortgage indebtedness. Although there can be no assurance that any of the strategies will be successful, the Company believes that the underlying value of its properties will allow the Company to successfully implement its strategies.

         c.   Principles of consolidation

              The consolidated  financial statements include the accounts of the
Company  and  its   wholly-owned   subsidiary   corporations.   All  significant
intercompany balances and transactions have been eliminated in consolidation.

         d.   Restricted assets

              Restricted assets at March 31, 1999 and 1998 consist of cash of $166,000 and $108,352, respectively, which collateralizes an insurance bond required by Michigan State law for resident security deposits. In addition, restricted use cash accounts totaling approximately $154,000 and $151,000 at March 31, 1999 and 1998, respectively, have been segregated pursuant to the terms of certain mortgage indebtedness, which requires the net operating income of the Company's residential retirement centers, as defined, to be used to fund capital improvements and the related mortgage indebtedness.

         e.   Property and equipment

              Machinery and equipment is stated at cost and is depreciated using accelerated methods over useful lives established under Federal income tax laws. Such methods differ from generally accepted accounting principles, however, such differences are not considered material. The cost and accumulated depreciation for machinery and equipment sold, or otherwise disposed of, is relieved from the accounts and resulting gains or losses are reflected in income.

              Leasehold improvements are amortized over the shorter of the remaining life of the lease or the life of the improvements.

1.       Basis of Presentation and Summary of Significant  Accounting  Policies:
         (Cont'd)

         f.   Income taxes

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

         g.   Per share information

              Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Incremental shares of 34,200 during the year ended March 31, 1999 and 1998 were used in the calculation of diluted earnings per common shares.

         h.   Stock-based compensation

              The Company  accounts for stock-based  compensation  under APB No.
25. As required by SFAS No. 123, the pro forma effects on net income and earnings per share are determined and disclosed in the notes to the consolidated financial statements as if the fair value based method had been applied.

         i.   Revenue recognition

              Revenues from services provided to residents, including, among other things, room and board and health care, are recognized contemporaneously with the providing of said services, and are shown in the accompanying consolidated financial statements net of charitable and Supplemental Security Income discounts.

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

              Under Medicare and Medicaid cost reimbursement programs, the Company is reimbursed for services rendered to covered patients. Revenues derived from these programs are based in part on cost reimbursement principles and are subject to examination and retroactive adjustment. Management continuously evaluates the outcome of these reimbursement examinations and provides allowances for any potential adjustments. In the opinion of management, retoactive adjustments, if any, would not be material to the financial position or results of operations of the Company.

              Management fee revenues are recognized monthly, based upon a contractual rate of compensation.

1.       Basis of Presentation and Summary of Significant  Accounting  Policies:
         (Cont'd)

         i.   Revenue recognition  (Cont'd)

              Fee income to which the Company is entitled in connection with the development of residential retirement centers it does not own is recognized on the percentage-of-completion basis. The Company accrues in full, as soon as determinable, any losses that arise from contracts for project development.

         j.   Financial instruments and concentrations of credit risk

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

              The Company's financial instruments recorded on the balance sheet include cash, accounts receivable, accounts payable and debt. Because of their short maturities, the carrying amount of cash, accounts receivable and accounts payable approximates fair market value. The fair value of the Company's long-term debt approximates carrying value based on quoted market prices of similar issues or on the current rates offered to the Company for debt of similar terms.

              A concentration of credit risk exists with respect to development fees and advances and amounts due from affiliates.

         k.   Use of estimates and other matters

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              During fiscal 1997, the Company recorded a charge to earnings of $1,170,344 representing the total estimated costs of its aborted public offering. During fiscal 1999 and 1998, the Company revised its estimate to reflect actual costs incurred and, accordingly, recorded other income of $42,920 and $265,818, respectively.

              The Company recorded revenue for development fees services provided to affiliates, based upon a service completion schedule. As of March 31, 1999 and 1998, revenues recorded amounted to approximately $1,034,000 and $186,000, respectively.

              The Company is self-insured for health insurance. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred based on prior experience. As of March 31, 1999 and 1998, self-insurance liabilities amounts to approximately $143,000 and $112,000, respectively.

2.       Property and Equipment, Net:

         Property and equipment, at cost, is summarized as follows:

                                                                               March 31,
                                                                    -------------------------------
                                                                     1999                   1998
                                                                    ------                 ------
               Land                                                 $1,622,408           $  632,408
               Buildings and improvements                            4,601,776            4,522,649
               Equipment                                             1,053,665            1,006,654
                                                                    ----------           ----------
                                                                     7,277,849            6,161,711
               Less accumulated depreciation and amortization        4,292,197            4,051,101
                                                                    ----------           ----------

                                                                    $2,985,652           $2,110,610
                                                                    ==========           ==========

3.       Related Party Transactions:

         a.   Due from affiliates, net

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

                                                                                                   March 31,
                                                                                         ---------------------------
                                                                                            1999             1998
                                                                                         ---------        ----------
               Due from VVI                                                              $3,835,393       $1,552,570
               Due from the Whittier, Phoenix Lifecare Corp.
                  affiliated company                                                        374,951        2,978,538
               Due from VVI affiliated limited partnership
                  (VVI is general partner)                                                  166,871          169,171
               Management fees and cash advances
                  due from affiliated companies                                           2,976,917          906,300
                                                                                         ----------       ----------
                                                                                          7,354,132        5,606,579
               Less reserve for losses                                                    5,861,063        5,427,027
                                                                                         ----------       ----------

               Due from affiliates, net                                                  $1,493,069       $  179,552
                                                                                         ==========       ==========

              At March 31, 1999 and 1998, the unreserved amounts due from affiliates represent development fees and advances from the following:

                                                                                                    March 31,
                                                                                     ----------------------------------
                                                                                          1999                   1998
                                                                                          ----                   ----
              United Vanguard Homes, LLC                                             $    4,079               $   --
              Presidential Care Corp.                                                   729,117                 24,315
              Camelot Village at Huntington, Inc.                                       759,873                   --
              Camelot Village at Stroudsburg, LLC                                          --                  155,237
                                                                                     ----------               --------
                                                                                      1,493,069                179,552
              Less non-current                                                          729,117                   --
                                                                                     ----------               --------

                                                                                     $  763,952               $179,552
                                                                                     ==========               ========

                                      F-11

         a.   Due from affiliates, net  (Cont'd)

              The Company is currently providing development services to two related parties, Presidential Care Corp. and Camelot Village at Huntington. Development fees to be earned on these projects aggregate approximately $2.1 million. As of March 31, 1999, total development fees earned approximate $1.1 million. Development fees are earned upon completion of each contract phase, which consists of the following:

              Forlocating  the land,  securing  an  option  on the site,  zoning application work, architectural, engineering, environmental and decorating
                 matters, and formation of model                                       25%
              For arranging equity financing                                            5
              For obtaining zoning approval
                 for assisted living facility                                          20
              For construction management                                              25
              For marketing and hiring the initial operation staff                     25
                                                                                    -----

                                                                                      100%
                                                                                    ======

         b.   Presidential

              The unreserved amount at March 31, 1999 represents development fees of $729,117 from Presidential Care Corp. ("Presidential"), a Florida not-for-profit corporation affiliated with VVI. The Company entered into a development agreement on March 24, 1995 to plan, design, develop and construct an assisted living retirement home in Hollywood, Florida, and to arrange for permanent and interim financing. The development agreement provides for compensation to the Company for locating the land, zoning application work and other services of 7 1/2% of the overall project cost (as defined), payable upon commencement of construction. The Company recognizes development fees on a percentage-of-completion basis. During fiscal 1999, the Company recognized $367,702 of development fees and made advances of $337,100 primarily related to the closing of the construction financing. Presidential received interim financing through a private placement and had closed on its construction financing as of March 31, 1999.

         c.   Camelot Village at Huntington ("Camelot - Huntington")

              During fiscal 1999, advances of $133,490 were made to Camelot - Huntington, a corporation affiliated with the Company. The Company has entered into a development agreement with Camelot - Huntington and has obtained an option to purchase the underlying property. Construction of an assisted living facility is planned to commence in the beginning of fiscal 2000. The Company recognized $626,383 of development fees in fiscal 1999.

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

         d.   Camelot Village at Stroudsburg ("Camelot - Stroudsburg")

              Additional advances of $6,406 were made in fiscal 1999. The sale of the property closed during fiscal 1999 and all advances were fully paid.

         e.   Phoenix Lifecare Corp. ("Phoenix")

              Phoenix, a not-for-profit corporation affiliated with the Company, provides health care services to residents of the Whitcomb Tower on behalf of the Company. The Company earns a management fee from Phoenix for services rendered. The amounts due from Phoenix of $1,483,848 and $726,748 at March 31, 1999 and 1998, respectively, have been fully reserved and no management fees have been recognized during fiscal 1999 and 1998.

         f.   United Vanguard Homes, LLC

              United Vanguard Homes, LLC, a limited liability company affiliated with the Company, is negotiating to enter into a 99 year ground lease on land located in North Bergen, N.J. for the purpose of developing a continuing care retirement community.

4.       Development Fees and Advances:

         The Company developed and completed a residential retirement center in the State of Iowa, known as Cottage Grove Place, an unaffiliated entity. Pursuant to the development agreement, the Company was obligated to plan, design, develop and construct the property, arrange financing and supervise marketing of the retirement center for a total fee of $2,270,000. During the years ended 1999 and 1998, the Company recognized $45,000 and $185,500, respectively, of such development fee. All remaining unpaid development fees were fully paid in 1999.

5.       Long-Term Debt:

         a. Mortgages payable                                                                        March 31,
            -----------------                                                         -------------------------------------
                                                                                          1999                     1998
                                                                                      ------------            -------------
              Mortgages,  guaranteed by VVI, bearing interest at 7.5% payable in monthly  installments  of principal and interest of $30,429 are due May 1, 2000,  as extended on October 11,  1999;  restricted use cash accounts have
                 been pledged as additional collateral (Note 1).                      $  4,218,567            $   4,275,364
              Convertible mortgages with interest at prime, plus
                 3%  (10.75%  at March  31,  1999),  payable  in  interest  only installments  quarterly,  maturity dates are April 30, 2000, as extended,  and August 2000, net of original  issued discount of
                 $42,789 and  $26,223,  respectively.  Convertible  into 169,602 shares of UVH common stock, as of March 31,
                 1999, subject to adjustment, as defined.                                1,200,343                1,183,777
              Mortgage with interest at prime plus 1% (8.75% at
                 March 31, 1999) payable in monthly installments of
                 $4,818 including interest, balance due August 2001.                       139,744                  180,947
              Mortgage, with interest only payable monthly
                 at 7.5% per annum, due July 1, 2000.                                      750,000                       -
                                                                                      ------------            -------------

                                                                                         6,308,654                5,640,088
                                                                                      ------------            -------------

         b. Notes payabl
            ------------

                                                                                                             March 31,
                                                                                          -----------------------------------------
                                                                                                 1999                   1998
                                                                                          ------------------     ------------------
              Note payable in monthly  installments  of $5,000 plus  interest at prime plus 2% (9.75% at March 31,  1999).  The note is pursuant
                 to a line of credit which expires April 7, 2000.                                    147,470                274,000
              Convertible 7% promissory notes, interest payable
                 quarterly, compounded annually, maturity on
                 December 31, 2000; convertible into 19,208 shares
                 of the Company's common stock at $8.33 per share.                                   160,000                160,000
              Note payable in monthly installments of $12,500
                 plus interest until August 1999 at prime plus
                 1.5% (9.25% at March 31, 1999).                                                      62,500                212,500
              Notes payable, with interest only payable monthly
                 at prime plus 1 1/2% (9.25% at March 31, 1999)
                 due June 1999.                                                                       50,000                 75,000
              Equipment notes payable, with interest ranging from
                 3% to 15%, payable in monthly installments of
                 principal and interest of $1,428 until November 2002.                                62,824                 96,159
              Notes payable, with interest at 20%, due June 30, 1998.                                     -                 150,000
                                                                                          ------------------     ------------------
                                                                                                     482,794                967,659
                                                                                          ------------------     ------------------
                                                                                                   6,791,448              6,607,747
              Less current portion                                                                   482,512                661,466
                                                                                          ------------------     ------------------

                                                                                          $        6,308,936     $        5,946,281
                                                                                          ==================     ==================

              The approximate aggregate maturities of mortgages and notes payable are as follows:

              Fiscal Year
                Ending
               March 31,
              -----------

                 2000                               $          482,000
                 2001                                        6,111,000
                 2002                                          139,000
                 2003                                           58,000
                                                    ------------------
                                                    $        6,790,000
                                                    ==================
6.       Income Taxes:

         The consolidated provision for income taxes consists of the following at March 31:

                                                        March 31,
                                        ---------------------------------------
                                             1999                     1998
                                             ----                     ----
         Current:
            Federal                     $          -              $          -
            State and local                    80,786                    71,882
                                        -------------             -------------
                                               80,786                    71,882
                                        -------------             -------------
         Deferred:
            Federal                                -                         -
            State and local                        -                         -
                                        -------------             -------------
                                                   -                         -
                                        -------------             -------------
                                        $      80,786             $      71,882
                                        =============             =============

         The Company files its Federal  consolidated tax return with its parent,
VVI. To the extent the Company's Federal tax attributes are utilized by VVI, the Company records the result as either an increase or decrease to additional paid-in capital.

         The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                                                March  31,
                                                                      ---------------------------
                                                                        1999                1998
                                                                      --------             ------
         Statutory Federal tax rate                                    34.00%               34.00%
         State income taxes, net of Federal income tax benefit          6.80                18.74
         Valuation allowance                                          (34.00)              (34.00)
                                                                       -----                -----

         Effective tax rate                                             6.80%               18.74%
                                                                       =====                =====

         Temporary differences which give rise to deferred tax assets are as follows:

                                                                               March 31,
                                                                    -------------------------------
                                                                       1999                 1998
                                                                    ---------           -----------

         Net operating loss carryover                               $  507,000         $  641,000
         Due from affiliates                                         2,344,000          2,171,000
         Fixed assets                                                  895,000            895,000
         Accrued expenses and other                                    116,000            190,000
                                                                    ----------         ----------
                                                                     3,862,000          3,897,000
         Valuation allowance                                         3,862,000          3,897,000
                                                                    ----------         ----------

                                                                    $    -             $     -
                                                                    ==========         ==========

         The Company has net operating loss carryforwards for Federal income tax purposes as of March 31, 1999 of approximately $1,268,000. Such net operating loss carryforwards are subject to several statutory limitations which limit their utilization. Accordingly, no benefit from such utilization has been provided for. Any ownership changes could limit the use of some or all of the net operating loss carryforwards. During 1998, the Company reduced its deferred tax valuation allowance to reflect deductions utilized by its parent Company, VVI, and to recognized utilization of net operating loss carryforwards.

7.       Commitments and Contingencies:

         a.   Operating leases

              Aggregate rental expense under operating leases was approximately $33,000 in both years ended March 31, 1999 and 1998. UVH rents its administrative office facilities from CBF Building Company, an affiliate of VVI, under a lease expiring December 31, 2000, at an approximate annual rental as follows:

              Fiscal Year
                Ending
               March 31,

                 2000                        $      39,000
                 2001                               40,000
                                             -------------

                                             $      79,000

         b.   Guarantees

              The Company guaranteed a bank loan to CBF Building Company. The balance outstanding on this loan is approximately $39,000 at March 31, 1999.

              The Company guaranteed a bank loan to an affiliate with a balance of $271,900 at March 31, 1999.

              The line of credit was renewed and increased to $450,000, of which $150,000 was used to pay in full the old line of credit. The Company is the borrower and VVI is Guarantor. The balance outstanding at March 31, 1999 and 1998 was approximately $62,500 and $212,500, respectively.

         c.   Self-insurance

              The Company partially self-insures for health and medical liability costs up to a maximum of $300,000 in claims. The Company has insurance coverage for claims above the aforementioned limit. The self-insurance claim liability is determined on a nondiscounted basis based on claims filed and an estimate of claims incurred but not yet reported. The amount accrued at March 31, 1999 was approximately $143,000.

         d.   Possibility of cross default

              An affiliate of Phoenix Lifecare Corp. was indebted under a first mortgage in the principal amount of $3,962,641 at March 31, 1999. The mortgage securing this loan provides that a default under such loan is a default under each of the Company's Hillside Terrace and Whitcomb Tower Mortgages. Therefore, a Phoenix Life Care Corp. default on this affiliate's loan could result in the foreclosure of Hillside Terrace and Whitcomb Tower.

         g.   Government regulation

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

8.       Stockholders' Equity:

         a.   Common stock

              During the fiscal year ended March 31, 1998 there were 19,600 shares of common stock purchased and simultaneously retired at a price of $3.57 per share. In June 1997 and January 1998 there were 7,500 and 1,040 shares of common stock, respectively, issued to investors at a price of $3.00 per share.

              In August 1998 and October 1998, there were 1,875 and 1,500 shares of common stock, respectively, issued to directors as compensation at a price of $3.00 per share.

         b.   Incentive stock option plan

              The Company has reserved 210,000 shares of common stock for issue to key employees under the Company's Employee Incentive Stock Option Plan (the "1991 Plan"), as amended. A summary of the activity within the 1991 Plan is as follows:

                                                          Weighted
                                                        Average Price   Option Price
                                                          Per Share       Per Share               Granted           Available
                                                          ---------       ---------               -------           ---------

         Balance, April 1, 1997                        $   4.14        $1.33 to $6.00            138,020             71,980
         Terminated                                        3.81        $1.33 to $5.55             (7,980)             7,980
                                                                                                --------            -------
         Balance, March 31, 1998                           4.16        $1.33 to $6.00            130,040             79,960
         Terminated                                        4.77        $3.33 to $6.00            (28,800)            28,800
                                                                                                --------            -------

         Balance, March 31, 1999                           3.98        $1.33 to $6.00            101,240            108,760
                                                                                                ========            =======

              Under the Plan, option exercise prices must be at least 100% of the estimated fair market value of the common stock at the time of the grant. Exercise periods are for ten years, but terminate at a stipulated period of time after an employee's death or termination of employment for causes other than disability or retirement. No options have been exercised since inception of the Plan. The options become exercisable at the rate of 20% per year. Accordingly, options for an aggregate of 72,224 shares are exercisable at March 31, 1999.

              In June 1996, the Company adopted the 1996 Outside Directors' Stock Option Plan (the "Directors' Plan"), which provides for the granting of options to purchase common stock of the Company to nonemployee directors of the Company. The Directors' Plan authorizes the issuance of a maximum of 90,000 shares of common stock.

              The Directors' Plan is administered by the Board of Directors. Under the Directors' Plan, each nonemployee director elected after April 1, 1996 will receive options for 3,000 shares of common stock upon election. To the extent that shares of common stock remain available for the grant of options under the Directors' Plan, each year on April 1, commencing April 1, 1997, each nonemployee director will be granted an option to purchase 1,800 shares of common stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the common stock as of the date preceding the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. Each option is for a ten-year term, subject to earlier termination in the event of death or permanent disability. Options for an aggregate of 6,400 shares are exercisable at March 31, 1999.

              A summary of activity within the 1996 Plan is a follows:

                                                               Weighted
                                                              Average Price   Option Price
                                                               Per Share       Per Share        Granted          Available
                                                               ---------       ---------        -------          ---------

         Balance, April 1, 1997                              $   5.55         $5.55              9,000              81,000
         Granted                                                 4.00         $4.00              9,000              (9,000)
                                                                                               -------             -------
         Balance, March 31, 1998                                 4.78         $4.00 to $5.55    18,000              72,000
         Granted                                                 4.00         $4.00              9,000              (9,000)
         Terminated                                              4.70         $4.00 to $5.55    (6,600)              6,600
                                                                                               -------             -------

         Balance, March 31, 1999                                 4.46         $4.00 to $5.55    20,400              69,600
                                                                                               =======             =======

         b.   Incentive stock option plan  (Cont'd)

              In addition, there are options outstanding, at prices ranging from $1.33 to $6.00, for 31,800 shares of common stock at March 31, 1999. These options were granted in addition to those outstanding under the 1991 Plan and the Directors' Plan. Options for an aggregate of 28,920 shares are exercisable at March 31, 1999.

              The  following  table   summarizes   significant   ranges  of  all
outstanding and exercisable stock options at March 31, 1999:

                                            Options Outstanding                       Options Exercisable
                                  -----------------------------------------     --------------------------------
                                                  Weighted        Weighted-                           Weighted-
             Ranges of                            Average         Average                             Average
             Exercise                            Remaining        Exercise                            Exercise
          Exercise Prices         Shares        Life in Years     Price         Shares                Price
          ---------------         ------        -------------     -----         ------                -----

         $1.33                    34,200          3.78         $   1.33         34,200            $   1.33
         $3.33 to $4.40           63,740          5.75             3.97         27,404                3.67
         $5.55 to $6.10           55,500          4.76             5.87         45,940                5.78

              The weighted-average option fair value on the grant date was $1.02 and $1.11 for options issued during the years ended March 31, 1999 and 1998.

              If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's reported net income per share would be adjusted to the pro forma amount indicated below:

                                                                                  Year Ended
                                                                                   March 31,
                                                               ------------------------------------------------
                                                                      1999                            1998
                                                               ------------------               ---------------
               Net income:
                  As reported                                  $        1,107,401               $       311,610
                  Pro forma                                             1,100,014                       309,280
               Net income per common share - basic:
                  As reported                                                $.33                          $.09
                  Pro forma                                                   .33                           .09
               Net income per common share - diluted:
                  As reported                                                $.33                          $.09
                  Pro forma                                                   .33                           .09

              These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. The fair value of options issued was calculated by using the Black-Scholes pricing model and applying the minimum value method, as trading in the Company's common stock is extremely limited. In applying the minimum value method, the Company assumed an expected life of five years and an interest rate of 6.7% in 1999 and 1998.

9.       Other Income:

         For the year ended March 31, 1999, the Company recorded approximately $512,000 of other income. This amount primarily consists of revenues from the sale of a management contract in the amount of $150,000 and the forfeiture of deposits related to the sale of certain properties which amounted to approximately $218,000. In addition, the Company received a workers' compensation refund and a fire insurance recovery which aggregated approximately $82,000.

10.      Business Segments:

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

         The  following  summaries  set  forth  certain  financial   information
classified as described above:

                                                                                                    Year Ended
                                                                                                     March 31,
                                                                                      ------------------------------------

                                                                                        1999                        1998
                                                                                      -----------              -----------
         Revenues:
            Resident centers                                                          $ 7,709,261              $ 7,468,096
            Management and development companies                                        1,186,147                  305,500
                                                                                      -----------              -----------

                                                                                      $ 8,895,408              $ 7,773,596
                                                                                      ===========              ===========

         Operating profits:
            Resident centers                                                          $ 1,018,579              $ 1,012,106
            Management and development companies                                          362,584                 (784,774)
            (Loss) recovery on advances to affiliates                                    (226,425)                 351,396
                                                                                      -----------              -----------

         Income from operations                                                       $ 1,154,738              $   578,728
                                                                                      ===========              ===========

         Corporate assets are principally cash, and corporate office equipment, furnishings and related assets.


                                                              March 31,
                                                     --------------------------
                                                          1999          1998
                                                     -----------    -----------
         Identifiable assets are as follows:
            Retirement centers                       $ 2,835,567    $ 3,093,815
            Management and development companies       2,752,836      1,395,170
            Corporate                                    284,856        139,912
                                                     -----------    -----------

                                                     $ 5,873,259    $ 4,628,897
                                                     ===========    ===========


11.      Subsequent Events:

         The Company has listed one of their assisted living facilities with a real estate broker.

         In June 1999, the Company was awarded their bid to purchase property located in Mineola, New York for approximately $2.7 million.