Form 10QSB
period 1998-06-30
UNITED VANGUARD HOMES INC /DE
filed 2000-01-28
CIK 21221

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                   -----------
                                   FORM 10-QSB
(Mark One)


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998


/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _________

Commission file number 0-5097

                           UNITED VANGUARD HOMES, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


          Delaware                                      11-2032899
--------------------------------------------------------------------------------
(State or Other Jurisdiction of            (IRS Employer Identification Number)
Incorporation or Organization)


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

              Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

              State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 31, 1999, there were outstanding 3,324,265 shares of the Registrant's Common Stock, $.01 par value.

              Transitional Small Business Disclosure Format:

                                 Yes / / No /X/

                                   FORM 10-QSB

                                      INDEX

PART I.        Financial Information:                                   Page No.

               Unaudited Consolidated Balance Sheets - June 30, 1998
                 and March 31, 1998............................................2

               Unaudited Consolidated Statement of Earnings
                 Three Months Ended June 30, 1998 and 1997 ....................4

               Unaudited Consolidated Statement of Stockholders' Deficiency
                 Three Months Ended June 30, 1998..............................5

               Unaudited Consolidated Statement of Cash Flows
                 For the Three Months Ended June 30, 1998 and 1997.............6

               Notes to Unaudited Consolidated Financial Statements............7

               Management's Discussion and Analysis of Plan of Operation.......9



PART II.       Other Information:

               Exhibits and Reports on Form 8-K...............................11

               Signatures.....................................................14

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                                 June 30,               March 31,
                                                                                    1998                  1998
                                                                                    ----                  ----

CURRENT ASSETS

      Cash                                                                      $    184,674               $256,188
      Accounts receivable, less allowance for doubtful
        accounts of $40,000                                                          453,897                620,627
      Development fees and advances                                                1,000,440                981,000
      Due from affiliates, net                                                       191,155                179,552
      Prepaid expenses and other                                                     285,388                177,123
                                                                                ------------             ----------
                 Total current assets                                              2,115,536              2,214,490


PROPERTY AND EQUIPMENT - NET                                                       2,056,922              2,110,610


OTHER ASSETS

      Restricted assets                                                               99,600                108,352
      Other assets                                                                   200,932                203,161
                                                                                ------------           ------------
                                                                                     300,532                311,513
                                                                                ------------           ------------

                                                                                $  4,472,990           $  4,636,613
                                                                                ============           ============

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS



                                 LIABILITIES AND
                            STOCKHOLDERS' DEFICIENCY


                                                                                    June 30,              March 31,
                                                                                      1998                 1998
                                                                                      ----                 ----
CURRENT LIABILITIES

      Current portion of long-term debt                                           $  511,466               $661,466
      Accounts payable                                                               279,977                350,244
      Accrued expenses                                                               914,462                568,511
      Public Offering Costs                                                          286,141                328,641
      Income taxes payable                                                           144,925                156,316
                                                                                  ----------             ----------
                 Total Current Liabilities                                         2,136,971              2,065,178

RESIDENT SECURITY DEPOSITS                                                           281,570                282,400

LONG-TERM DEBT, less current portion                                               5,849,485              5,946,281

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
      Preferred stock $.001 par value; 1,000,000
        shares authorized; none issued and outstanding
      Common stock, $.01 par value; authorized, 14,000,000 shares; issued and outstanding, 3,311,765 shares and 3,309,890 shares,
        June 30, 1998 and March 31, 1998, respectively                               33,118                 33,099
      Additional paid-in capital                                                  7,004,563              6,998,957
      Accumulated deficit                                                       (10,832,717)           (10,689,302)
                                                                                -----------            -----------
                                                                               (  3,795,036)          (  3,657,246)
                                                                               ------------           ------------
                                                                              $   4,472,990          $   4,636,613
                                                                              =============          =============

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS

                                                                           For the Three Months Ended June 30,

                                                                             1998                        1997
                                                                             ----                        ----
Operating Revenues:
     Resident Services                                                  $1,185,396                   $1,195,210
     Health care services                                                  681,712                      686,316
     Management Fees                                                        30,000                       30,000
     Development fees                                                       19,440                       85,000
                                                                      ------------                  -----------
                                                                         1,916,548                    1,996,526

Operating Expenses:
     Residence operating expenses                                        1,524,453                    1,534,303
     General and administrative                                            244,438                      265,760
     Depreciation and amortization                                          67,844                       67,230
     Provision for loss on (Recovery of)
      advances to affiliates                                                87,593
                                                                      -------------            -----------------
                                                                         1,924,328                    1,867,293

            Income from operations                                          (7,780)                     129,233

Other Income (expense)
     Interest expense, net                                                (139,475)                    (141,484)
     Other income                                                          21, 839                       12,590


            Income (Loss) before income taxes                             (125,416)                         339

Income Taxes                                                                18,000                       17,776
                                                                     -------------                  -----------

            NET INCOME (LOSS)                                          $  (143,416)               $     (17,437)
                                                                        ==========                  ============

Loss per share                                                              $(0.04)                      $(0.01)
                                                                             =====                        =====

Weighted average common shares:
     Basic shares                                                        3,309,910                    3,301,432
     Diluted shares                                                      3,344,110                    3,329,512

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                        THREE MONTHS ENDED JUNE 30, 1998

                                                                  Additional
                                                                    Paid-in          Accumulated
                                         Shares        Amount       Capital            Deficit                Total
                                         ------        ------       -------            -------                -----
Balance, March 31, 1998                 3,309,890      $33,099      $6,998,957       $(10,689,302)      $(3,657,246)

Shares Issued as
 Compensation                               1,875           19           5,606                                5,625

Net Loss                                                                                 (143,416)         (143,416)
                                        ---------      -------      ----------       ------------       -----------

Balance, June 30, 1998                  3,311,765      $33,118      $7,004,563       $(10,832,718)      $(3,795,037)
                                        =========      =======      ==========       ============       ===========



                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                       FOR THE THREE MONTHS ENDED JUNE 30,

                                                                                         1998               1997
                                                                                         ----               ----
Cash flows from operating activities:
  Net income                                                                          $(143,416)         $(17,437)
  Adjustments to reconcile net income to net cash provided
    by operating activities:
          Depreciation and amortization                                                  67,844            65,258
          Common stock issued for services                                                5,625            22,500

  Changes in operating assets and liabilities:
          Accounts receivable, advances and other receivables                           147,430          (123,716)
            Prepaid expenses and other                                                 (104,124)           12,752
            Other Assets                                                                  1,638
          Development fees                                                              (19,440)          (85,000)
            Accounts payable                                                            (70,267)           44,203
            Accrued expenses                                                            311,167           150,959
            Income taxes payable                                                        (11,391)          (11,267)
            Resident security deposits                                                    ( 830)          (19,956)
                                                                                    -----------        ----------

Net cash provided by operating activities                                               184,237            38,296
                                                                                       --------        ----------

Cash flows used in investing activities:
          Investment in VHNJ                                                                                 (100)
          Purchases of property and equipment                                           (13,565)          (20,778)
                                                                                     ----------        ----------
                                                                                        (13,565)          (20,878)
                                                                                     ----------        ----------

Cash flows from financing activities:
          Principal repayments of mortgages and notes payable                          (250,938)          (75,476)
          Common stock purchased and
            simultaneously retired                                                            0           (70,000)
          Restricted cash financing                                                       8,752
                                                                                    ------------  ----------------

Net cash used in financing activities                                                  (242,187)         (145,476)
                                                                                      ---------        ----------

NET INCREASE (DECREASE) IN CASH                                                         (71,515)         (128,058)

Cash at beginning of period                                                             256,190           202,924
                                                                                       --------        ----------

Cash at end of period                                                                 $ 184,675        $   74,866
                                                                                      =========        ==========


Cash paid during the year for
          Interest                                                                    $ 145,021         $ 122,200
                                                                                      =========         =========

          Income taxes                                                               $   29,391      $     28,288
                                                                                     ==========      ============


                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

          The accompanying consolidated balance sheet as of March 31, 1998 and June 30, 1998, the related consolidated statements of earnings and cash flows for the three-month periods ended June 30, 1998 and 1997, and the statement of stockholders' deficiency for the three-month period ended June 30, 1998 have been prepared by the management of United Vanguard Homes, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended June 30, 1998 have been made.

          Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results expected for a full year.

NOTE B - STOCKHOLDERS' EQUITY

     STOCK OPTION PLAN

     In June 1996, the Company adopted the 1996 Outside Directors' Stock Option Plan (the "Directors' Plan"), which provides for the grant of options to purchase common stock of the Company to non-employee directors of the Company. The Directors' Plan authorizes the issuance of a maximum of 90,000 shares of common stock.

     The Directors' Plan is administered by the Board of Directors. Under the Directors' Plan, each non-employee director elected after April 1, 1996 will receive options for 3,000 shares of common stock upon election. To the extent that shares of common stock remain available for the grant of options under the Directors' Plan, each year on April 1, commencing April 1, 1997, each non-employee director will be granted an option to purchase 1,800 shares of common stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the common stock as of the date preceding the date of grant. All options vest in three equal annual installments, beginning on the first anniversary on the date of the grant. Each option will be for a ten-year term, subject to earlier termination in the event of death or permanent disability.

     Prior to the adoption of the Directors' Plan, options had been issued to outside directors, of which options to purchase 28,800 shares were outstanding at June 30, 1998.

     EMPLOYMENT AGREEMENT

     As of April 1, 1996, the Company entered into an employment agreement with the Company's President and Chief Operating Officer pursuant to which an annual base salary under the employment agreement is $100,000. In June 1996, The President received a $25,000 cash bonus and 3,000 shares of the Company's common stock fair valued at $.93 per share. Mr. Laird's employment with the Company ended as of November 1, 1998.

NOTE C - CONTINGENCIES

     Whittier Towers, Inc., the owner of The Whittier, an independent living facility managed by The Company, was indebted under a first mortgage in the principal amount of approximately $4 million. The mortgage securing this loan provides that a default under such loan is a default under each of the Company's Hillside Terrace and Whitcomb Tower Mortgages. Therefore, a potential Whittier Towers, Inc. default on this loan could result in the foreclosure of Hillside Terrace and Whitcomb Tower.

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

THREE MONTHS ENDED 1997 VS. 1998

REVENUES

     Net revenues of the Company represent its gross consolidated revenues, less charitable and Supplementary Social Security Income discounts.

     Net revenues decreased by $80,000, or 4 percent, from $1,997,000 in the 1997 period to $1,917,000 in the 1998 period. The decrease is mostly attributable to $66,000 in development fees. Resident services revenues decreased by $10,000, or 1 percent, from $1,195,000 in the 1997 period to $1,185,000 in the 1998 period. The decrease was a result of a reduction in occupancy.

     Healthcare services revenues decreased by $4,000, or 1 percent, from $686,000 in the 1997 period to $682,000 in the 1998 period. The decrease was a result of lower occupancy.

RESIDENCE OPERATING EXPENSES

     Residence operating expenses include all retirement and healthcare center operating expenses, including, among other things, payroll and employments costs, food, utilities, repairs and maintenance, insurance, and property taxes.

     Residence operating expenses decreased by $10,000, or 1 percent, from $1,534,000 in the 1997 period to $1,524,000 in the 1998 period. The decrease is mainly attributable to food costs, as a result of decreased occupancy.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses include all marketing costs, as well as the general and administrative expenses incurred at the Company's principal executive offices. General and administrative expenses include, among other things, administrative salaries, rent, utilities, insurance, and related expenses.

     General and administrative expenses decreased by $21,000, or 8 percent, from $266,000 in the 1997 period to $244,000 in the 1998 period. The decrease is primarily attributable to a decrease in personnel costs.

PROVISION FOR LOSS ON ADVANCES TO AFFILIATES

     During the three months ended June 30, 1998, the Company recorded a net loss of Advances to Affiliates aggregating $88,000. No such loss was recorded in the quarter ended June 30, 1997. The variance is a function of net funds paid out or received from the Company's parent (Vanguard) and affiliated companies. Future recoveries are anticipated as Vanguard liquidates some of its assets.

INTEREST EXPENSE, NET

     Interest expense, net, decreased by $1,000, or 1 percent, from $143,000 in the 1997 period to $142,000 in the 1998 period.

INCOME TAXES

     Income taxes in the amount of $18,000 during the 1998 period was the same amount as in the 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

     During the 1998 period operating activities provided cash of approximately $184,000 compared to requiring cash of approximately $38,000 from operating activities in the 1997 period. The increase in cash flows from operating activities was principally due to colletion on Accounts Receivable and increases in Accrued expenses.

     As of June 30, 1998 the Company had a deficiency of working capital of $21,000. The Company's lack of working capital has limited the Company's ability to pursue its development projects. The Company is presently pursuing various strategies to increase available working capital, including refinancing a substantial portion of the Company's mortgage indebtedness. Although there can be no assurance that any of the strategies will be successful, the Company believes that the underlying value of its properties will allow the Company to successfully implement its strategies.

                          Part II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the quarter ended June 30, 1998.



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

                                         UNITED VANGUARD HOMES, INC.



                                      /s/ Carl G. Paffendorf
                                by:   -----------------------------------------
                                      Carl G. Paffendorf, Chairman of the Board



                                      /s/ Paul D'Andrea
                                by:   -----------------------------------------
                                      Paul D'Andrea, Vice President - Finance


Date:  January 7, 2000