Form 10QSB
period 1998-09-30
UNITED VANGUARD HOMES INC /DE
filed 2000-01-28
CIK 21221

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB
                                   (Mark One)


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

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

              Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /_/ No /X/

              State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 31, 1999, there were outstanding 3,324,265 shares of the Registrant's Common Stock, $.01 par value.

              Transitional Small Business Disclosure Format:

                                 Yes / / No /X/

                                                        FORM 10-QSB

                                                           INDEX

PART I.        Financial Information:                                   Page No.

               Unaudited Consolidated Balance Sheets - September 30,
                 1998 and March 31, 1998.......................................2

               Unaudited Consolidated Statement of Earnings
                 Three Months Ended September 30, 1998 and 1997 ...............4

               Unaudited Consolidated Statement of Stockholders' Deficiency
                 Six Months Ended September 30, 1998...........................5

               Unaudited Consolidated Statement of Cash Flows
                 For the Six Months Ended September  30, 1998 and 1997.........6

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



PART II.       Other Information:

               Exhibits and Reports on Form 8-K...............................11

               Signatures.....................................................14

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                 September 30,           March 31,
                                                                                    1998                   1998
                                                                                    ----                   ----
CURRENT ASSETS

      Cash                                                                      $    152,853               $256,188
      Accounts receivable, less allowance for doubtful
        accounts of $40,000                                                          347,938                620,627
      Development fees and advances                                                1,021,500                981,000
      Due from affiliates, net                                                       141,491                179,552
      Prepaid expenses and other                                                     210,124                177,123
                                                                                ------------             ----------

                 Total current assets                                              1,873,905              2,214,490


PROPERTY AND EQUIPMENT - NET                                                       2,004,372              2,110,610


OTHER ASSETS

      Restricted assets                                                               99,600                108,352
      Other assets                                                                   193,912                203,161
                                                                                ------------           ------------
                                                                                     293,512                311,513
                                                                                ------------           ------------

                                                                                $  4,171,789           $  4,636,613
                                                                                ============           ============

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                 LIABILITIES AND
                            STOCKHOLDERS' DEFICIENCY

                                                                                               September 30          March 31
                                                                                                 1998                 1998
                                                                                           ---------------         -----------
CURRENT LIABILITIES

      Current portion of long-term debt                                                      $  503,737              $661,466
      Accounts payable                                                                          235,149               350,244
      Accrued expenses                                                                          718,297               568,511
      Public Offering Costs                                                                     233,721               328,641
      Income taxes payable                                                                      138,894               156,316
                                                                                             ----------            ----------

                 Total Current Liabilities                                                    1,829,798             2,065,178

RESIDENT SECURITY DEPOSITS                                                                      276,643               282,400

LONG-TERM DEBT, less current portion                                                          5,739,217             5,946,281

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
      Preferred stock $.001 par value; 1,000,000
        shares authorized; none issued and outstanding
      Common stock, $.01 par value; authorized, 14,000,000 shares; issued and outstanding, 3,313,265 shares and 3,309,890 shares,
        September 30, 1998 and March 31, 1998, respectively                                     33,133                33,099
      Additional paid-in capital                                                             7,009,048             6,998,957
      Accumulated deficit                                                                  (10,716,050)          (10,689,302)
                                                                                           -----------           -----------
                                                                                           ( 3,673,869)           (3,657,246)
                                                                                           ------------            ---------

                                                                                         $   4,171,789         $   4,636,613
                                                                                         =============         =============

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS

                                                               For the Three Months                    For the Six Months
                                                                Ended September  30,                   Ended September 30
                                                            1998                  1997            1998                   1997
                                                            ----                  ----            ----                   ----
Operating Revenues:
     Resident Services                                     $1,230,973         $1,158,478          $2,416,369          $2,353,688
     Health care services                                     686,789            699,696           1,368,501           1,386,012
     Management Fees                                           30,000             30,000              60,000              60,000
     Development fees                                          21,060             38,000              40,500             123,000
                                                         ------------       ------------        ------------         -----------
                                                            1,968,822          1,926,174           3,885,370           3,922,700
Operating Expenses:
     Residence operating expenses                           1,584,217          1,495,771           3,108,670           3,030,074
     General and administrative                               239,952            277,209             484,390             542,969
     Depreciation and amortization                             68,380             68,946             136,224             136,176
     Provision for loss on (Recovery of)
      advances to affiliates                                (132,549)            (15,000)            (44,956)            (15,000)
                                                         -----------         -----------         -----------         -----------
                                                           1,760,000           1,826,926           3,684,328           3,694,219


       Income from operations                                208,822              99,248             201,042             228,481

Other Income (expense)
     Interest expense, net                                  (136,047)           (145,837)           (275,522)           (287,321)
     Other income                                             18,973              17,189              40,812              29,779
     Recovery of public offering costs                        42,920               4,000              42,920               4,000
                                                         -----------       -------------         -----------       -------------

       Income (Loss) before income taxes                     134,668             (25,400)              9,252             (25,061)

Income Taxes                                                  18,000              18,235              36,000              36,011
                                                          ----------        -------------        -----------        ------------

       NET INCOME (LOSS)                                   $  116,668       $    (43,635)        $   (26,748)        $   (61,072)
                                                           ==========        ============        ============        ============

Net Income (Loss) per share
     Basic                                                      $0.04             $(0.01)             $(0.01)             $(0.02)
     Diluted                                                    $0.03             $(0.01)             $(0.01)             $(0.02)

Weighted average common shares and common
  equivalent shares outstanding:
       Basic                                                3,309,927           3,308,932           3,310,851          3,305,161
       Diluted                                              3,344,127           3,337,012           3,345,051          3,333,241

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998

                                                                   Additional
                                                                    Paid-in          Accumulated
                                         Shares        Amount      Capital            Deficit                Total
                                         ------        ------      -------            -------                -----

Balance, March 31, 1998                 3,309,890      $33,099      $6,998,957       $(10,689,302)      $(3,657,246)

Shares Issued as
 Compensation                               3,375           34          10,091                               10,125

Net Loss                                                                                  (26,748)          (26,748)
                                        ---------      -------      ----------       ------------       -----------

Balance, September 30, 1998             3,313,265      $33,133      $7,009,048       $(10,716,050)      $(3,673,869)
                                        =========      =======      ==========       ============       ===========



                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                                                                         1998               1997
                                                                                         ----               ----
Cash flows from operating activities:
  Net income                                                                           $(26,748)         $(61,071)
  Adjustments to reconcile net income to net cash provided
    by operating activities:
          Depreciation and amortization                                                 130,627           134,730
          Common stock issued for services                                               10,125            22,500

  Changes in operating assets and liabilities:
          Accounts receivable, advances and other receivables                           303,035           (85,781)
            Prepaid expenses and other                                                  (24,718)          288,995
            Other Assets                                                                  3,276             2,256
          Development fees                                                              (40,500)         (123,000)
          Increase (Decrease Due to Affiliates)                                                          (107,370)
            Accounts payable                                                           (115,095)           60,797
            Accrued expenses                                                             62,582           (55,262)
            Income taxes payable                                                        (17,422)          (16,036)
            Resident security deposits                                                  ( 5,757)            2,789
                                                                                  -------------             -----

Net cash provided by operating activities                                               279,405            63,547
                                                                                    -----------        ----------

Cash flows used in investing activities:
          Investment in VHNJ                                                                                 (100)
          Purchases of property and equipment                                           (18,418)          (52,592)
                                                                                   ------------        ----------
                                                                                       (118,418)          (52,692)
                                                                                    -----------        ----------
Cash flows from financing activities:
          Proceeds from borrowing on mortgages and notes
            payable                                                                           0            75,000

          Principal repayments of mortgages and Notes payable                          (373,076          (152,826)
          Common stock purchased and simultaneously
            retired                                                                           0           (70,000)

          Restricted cash financing                                                       8,752            (8,752)
                                                                                  -------------       ------------

Net cash used financing activities                                                     (364,324)         (156,578)
                                                                                    -----------        ----------

NET INCREASE (DECREASE) IN CASH                                                        (103,337)         (145,723)

Cash at beginning of period                                                             256,190           202,924
                                                                                    -----------        ----------
Cash at end of period                                                                 $ 152,853        $   57,201
                                                                                      =========        ==========

Cash paid during the period for
          Interest                                                                    $ 310,784         $ 262,763
                                                                                      =========         =========
          Income taxes                                                               $   53,422      $     43,077
                                                                                     ==========      ============

Schedule of noncash investing and financing activities:
  Capital leases for furniture and equipment                                                 $0                $0
  Debt converted to equity                                                                   $0                $0
                                                                                             --                --
                                                                                             $0                $0
                                                                                             ==                ==

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

          The accompanying consolidated balance sheet as of March 31, 1998 and September 1998, the related consolidated statements of earnings and cash flows for the six-month periods ended September 30, 1998 and 1997, and the statement of stockholders' deficiency for the six-month period ended September 30, 1998 have been prepared by the management of United Vanguard Homes, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended September 30, 1998 have been made.

          Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results expected for a full year.

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

     Prior to the adoption of the Directors' Plan, options had been issued to outside directors, of which options to purchase 28,800 shares were outstanding at September 30, 1998.

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

SIX MONTHS ENDED 1997 VS. 1998

REVENUES

     Net revenues of the Company represent its gross consolidated revenues, less charitable and Supplementary Social Security Income discounts.

     Net revenues decreased by $37,000, or 1 percent, from $3,922,000 in the 1997 period to $3,885,000 in the 1998 period. The decrease is mostly attributable to an $83,000 decline in development fees. Resident services revenues increased by $63,000, or 3 percent, from $2,353,000 in the 1997 period to $2,416,000 in the 1998 period. The increase was a result of rate increases.

     Healthcare services revenues decreased by $18,000, or 1 percent, from $1,386,000 in the 1997 period to $1,368,000 in the 1998 period. The decrease was a result of lower occupancy.

RESIDENCE OPERATING EXPENSES

     Residence operating expenses include all retirement and healthcare center operating expenses, including, among other things, payroll and employments costs, food, utilities, repairs and maintenance, insurance, and property taxes.

     Residence operating expenses increased by $79,000, or 3 percent, from $3,030,000 in the 1997 period to $3,109,000 in the 1998 period. The increase is mainly attributable to salary increases.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses include all marketing costs, as well as the general and administrative expenses incurred at the Company's principal executive offices. General and administrative expenses include, among other things, administrative salaries, rent, utilities, insurance, and related expenses.

     General and administrative expenses decreased by $59,000, or 11 percent, from $543,000 in the 1997 period to $484,000 in the 1998 period. The decrease is primarily attributable to a decrease in personnel costs.

PROVISION FOR LOSS ON ADVANCES TO AFFILIATES

     During the six months ended September 30, 1998, the Company recorded a recovery on Advances to Affiliates aggregating $45,000 as opposed to a recovery of $15,000 in the 1997 period. The variance is a function of net funds paid out or received from the Company's parent (Vanguard) and affiliated companies. Future recoveries are anticipated as Vanguard liquidates some of its assets.

INTEREST EXPENSE, NET

     Interest expense, net, decreased by $12,000, or 4 percent, from $287,000 in the 1997 period to $275,000 in the 1998 period.

INCOME TAXES

     Income taxes in the amount of $36,000 during the 1998 period was the same amount as in the 1997 period.

THREE MONTHS 1998 VS. 1997

     The principal reasons for the changes in operations for the three months ended September 30, 1998 and 1997 are outlined in the discussion of the Six Months Results. No material items which adversely affected liquidity and the financial position occurred in the three-month period.

LIQUIDITY AND CAPITAL RESOURCES

     During the 1998 period operating activities provided cash of approximately $279,000 compared to requiring cash of approximately $64,000 from operating activities in the 1997 period. The increase in cash flows from operating activities was principally due to collection on Accounts Receivable.

     As of September 30, 1998 the Company had a working capital of $44,000. The Company's inadequate working capital has limited the Company's ability to pursue its development projects. The Company is presently pursuing various strategies to increase available working capital, including refinancing a substantial portion of the Company's mortgage indebtedness. Although there can be no assurance that any of the strategies will be successful, the Company believes that the underlying value of its properties will allow the Company to successfully implement its strategies.

                          Part II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the quarter ended September 30, 1998.



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


Date:  January 11, 2000