Form 10QSB
period 1999-12-31
UNITED VANGUARD HOMES INC /DE
filed 2001-05-31
CIK 21221

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

/X/      QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934

For the quarterly period ended December 31, 1999

/ /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from          to
                               --------    --------

Commission file number 0-5097
                       ------

                           UNITED VANGUARD HOMES, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                   Delaware                                   11-2032899
--------------------------------------------        ----------------------------
(State or Other Jurisdiction of Incorporation or    (IRS Employer Identification
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

                      Yes /X/     No / /

         State the number of shares  outstanding of each of the issuer's classes of common  equity,  as of the latest  practicable  date: At March 31, 2000 there were outstanding  3,324,265 shares of the  Registrant's  Common Stock,  $.01 par value.

         Transitional Small Business Disclosure Format:

                      Yes / /     No /X/

                                   FORM 10-QSB

                                      INDEX

PART I.        Financial Information:                                  Page No.
-------        ---------------------

               Unaudited Consolidated Balance Sheets - December 31, 1999
                and March 31, 1999............................................2

               Unaudited Consolidated Statement of Earnings
                 Three Months Ended December 31, 1999 and 1998 ...............4

               Unaudited Consolidated Statement of Stockholders' Deficiency
                 Nine Months Ended December 31, 1999..........................5

               Unaudited Consolidated Statement of Cash Flows

PART II.       Other Information:
               -----------------

               Exhibits and Reports on Form 8-K..............................11

               Signatures....................................................14

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                             December 31,   March 31,
                                                                 1999         1999
                                                                 ----         ----

CURRENT ASSETS

      Cash ...............................................   $   90,322   $  430,711
      Accounts receivable, less allowance for doubtful
        accounts of $91,854 ..............................      317,517      452,042
      Due from affiliates, net (project development costs)    1,408,792      763,952
      Prepaid expenses and other .........................      358,634      157,514
                                                             ----------   ----------

                 Total current assets ....................    2,175,265    1,804,219

PROPERTY AND EQUIPMENT - NET .............................    3,029,578    2,985,652

OTHER ASSETS

      Restricted assets ..................................      166,000      166,000
      Due from affiliates, net (project development costs)      904,541      729,117
      Other assets .......................................      199,978      188,271
                                                             ----------   ----------
                                                              1,270,519    1,083,388
                                                             ----------   ----------

                                                             $6,475,362   $5,873,259
                                                             ==========   ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                 LIABILITIES AND
                            STOCKHOLDERS' DEFICIENCY

                                                         December 31       March 31
                                                              1999            1999
                                                         -----------       ---------

CURRENT LIABILITIES

      Current portion of long-term debt ..............   $   792,539    $   482,512
      Accounts payable ...............................       361,272        389,711
      Accrued expenses ...............................       470,738        604,561
      Public Offering Costs ..........................       198,721        198,721
      Deferred income ................................         3,600          7,200
      Income taxes payable ...........................        70,497        131,368
                                                         -----------    -----------

                 Total Current Liabilities ...........     1,897,367      1,814,073

RESIDENT SECURITY DEPOSITS ...........................       269,231        289,870

LONG-TERM DEBT, less current portion .................     6,355,892      6,308,936

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
      Preferred stock $.001 par value; 1,000,000
        shares authorized; none issued and outstanding
      Common stock, $.01 par value; authorized,
        14,000,000 shares; issued and outstanding,
        3,324,265 shares .............................        33,243         33,133
      Additional paid-in capital .....................     7,041,938      7,009,048
      Accumulated deficit ............................    (9,122,309)    (9,581,801)
                                                         -----------    -----------

                                                          (2,047,128)    (2,539,620)
                                                         -----------    -----------

                                                         $ 6,475,362    $ 5,873,259
                                                         ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS

                                               For the Three Months             For the Nine Months
                                                Ended December 31,               Ended December 31
                                                1999          1998            1999          1998
                                                ----          ----            ----          ----
Operating Revenues:
     Resident Services                     $ 1,205,805    $ 1,240,060    $ 3,699,734    $ 3,656,429
     Health care services                      713,512        694,295      2,129,746      2,062,795
     Management Fees                            44,700         10,000        101,200         70,000
     Development fees                           52,000              0         93,000         40,500
                                           -----------    -----------    -----------    -----------
                                             2,016,017      1,944,355      6,023,680      5,829,724
Operating Expenses:
     Residence operating expenses            1,656,077      1,578,640      4,825,408      4,687,309
     General and administrative                196,572        128,009        535,788        612,399
     Depreciation and amortization              63,480         68,591        191,001        204,815
     Provision for loss on (Recovery of)
      advances to affiliates                         0         (4,950)             0        (49,906)
                                           -----------    -----------    -----------    -----------
                                             1,916,129      1,770,290      5,552,197      5,454,617

       Income from operations                   99,888        174,065        471,483        375,107

Other Income (expense)
     Interest expense, net                    (135,069)      (134,180)      (396,113)      (409,702)
     Other income                              400,700        201,705        454,122        242,517
     Public offering costs                           0              0              0         42,920

       Income before income taxes              365,519        241,590        529,492        250,842

Income Taxes                                    29,000         18,000         70,000         54,000
                                           -----------    -----------    -----------    -----------

       NET INCOME                          $   336,519    $   223,590    $   459,492    $   196,842
                                           ===========    ===========    ===========    ===========

Net Income per share:
     Basic shares                          $      0.10    $      0.07    $      0.14    $      0.06
                                           ===========    ===========    ===========    ===========
     Diluted shares                        $      0.10    $      0.07    $      0.14    $      0.06
                                           ===========    ===========    ===========    ===========

Weighted average common shares
       Basic shares                          3,320,678      3,313,265      3,315,745      3,311,659
       Diluted shares                        3,353,978      3,347,465      3,349,045      3,345,859

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1999

                                                                  Additional
                                                                    Paid-in          Accumulated
                                         Shares        Amount      Capital            Deficit                Total
                                         ------       -------    -------------      ---------------          -----

Balance, March 31, 1999                 3,313,265      $33,133      $7,009,048        $(9,581,801)      $(2,539,620)

Shares Issued as
 Compensation                              11,000          110          32,890                               33,000

Net Income                                                                                459,492           459,492
                                        ---------      -------      ----------        -----------       -----------

Balance, December 31, 1999              3,324,265      $33,243      $7,041,938        $(9,122,309)      $(2,047,128)
                                        =========      =======      ==========        ===========       ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED DECEMBER 31,

                                                                    2000         1999
                                                                    ----         ----
Cash flows from operating activities:
  Net income                                                    $ 459,492    $ 196,842
  Adjustments to reconcile net income to net cash provided
    by operating activities:
          Depreciation and amortization                           190,246      204,815

          Common stock issued for services                         33,000       10,125

Changes in operating assets and liabilities:
          Accounts receivable, advances and other receivables     134,525      267,049
          Prepaid expenses and other                             (195,852)      (2,066)
          Other Assets                                              5,984        4,915
          Development fees                                              0      (40,500)

          Increase (decrease) in due to affiliates               (820,264)      11,912
          Accounts payable                                        (28,438)     (17,589)
          Accrued expenses                                       (133,823)     (14,421)
          Income taxes payable                                   (60,871)     (28,823)
          Deferred Revenue                                       (3,600)      10,800
          Resident security deposits                             (20,639)        (378)
                                                                 ---------    ---------

Net cash provided by operating activities                        (440,240)     602,681
                                                                 ---------    ---------

Cash flows used in investing activities:
          Purchases of property and equipment                    (227,179)    (184,609)
                                                                 ---------    ---------
                                                                 (227,179)    (184,609)
                                                                 ---------    ---------
Cash flows from financing activities:
          Proceeds from borrowing on mortgages and NP             730,000            0
          Principal repayments of mortgages                      (363,202)    (455,344)
          Principal repayments of capital leases                  (15,082)           0
          Increase in deferred costs                              (24,686)
          Restricted Cash financing                                     0      (57,649)
Net cash used financing activities                               (327,030)    (512,993)
                                                                 ---------    ---------

NET INCREASE  (DECREASE) IN CASH                                  340,389      (94,921)
Cash at beginning of period                                       430,711      256,190
                                                                 ---------    ---------
Cash at end of period                                           $  90,322    $ 161,269
                                                                 =========    =========

Cash paid during the period for:
          Interest                                              $ 604,955    $ 272,501
                                                                 =========    =========
          Income taxes                                          $ 141,657    $  64,823
                                                                 =========    =========

Schedule of noncash investing and financing activities:
  Capital leases for furniture and equipment                    $  96,297    $  96,297

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

          The accompanying  consolidated  balance sheet as of March 31, 1999 and
December  31, 1999,  the related  consolidated  statements  of earnings and cash flows for the  nine-month  periods  ended  December  31, 1999 and 1998,  and the statement of stockholders'  deficiency for the nine-month  period ended December
31, 1999 have been prepared by the  management of United  Vanguard  Homes,  Inc.
(the  "Company")  without audit.  In the opinion of management,  all adjustments
(which include only normal recurring accrual  adjustments)  necessary to present fairly the  financial  position and results of operations as of and for the nine months ended December 31, 1999 have been made.

          Certain  information and footnote  disclosures,  normally  included in financial  statements  prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial  statements and notes thereto included in the  Company's  Annual  Report on Form 10-KSB for the year ended March 31, 1999.
The  results  of  operations  for the period  ended  December  31,  1999 are not necessarily indicative of the operating results expected for a full year.

NOTE B - STOCKHOLDERS' EQUITY

     Stock Option Plan
     -----------------

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

          Prior to the adoption of the Directors' Plan,  options had been issued
to  outside  directors,   of  which  options  to  purchase  28,800  shares  were
outstanding at December 31, 1999.

     Employment Agreement
     --------------------

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

NOTE D - PROMISSORY NOTE

          In July 1999 the  Company  received a $500,000  installment  loan from
State Bank of Long Island,  the principal payable in 36 equal  installments plus interest at Prime plus 1 1/2 percent.

          In September 1999 the Company  received  $115,000 on a promissory note payable to a private  party.  The principal is payable in one  installment,  due
April 30, 2001, with interest at 12 percent per annum.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
------   ---------------------------------------------------------

Nine Months Ended 1999 vs. 1998

REVENUES

          Net revenues of the Company represent its gross consolidated revenues, less charitable and Supplementary Social Security Income discounts.

          Net revenues increased by $194,000,  or 3 percent,  from $5,830,000 in the 1998 period to $6,024,000  in the 1999 period.  Resident  services  revenues increased  by  $43,000,  or 1 percent,  from  $3,656,000  in the 1998  period to
$3,699,000 in the 1999 period. The increase was a result of rate increases.

          Healthcare services revenues increased by $67,000, or 3 percent,  from
$2,063,000 in the 1998 period to $2,130,000 in the 1999 period. The increase was a result of rate increases.

          The remaining $84,000 of the total revenue increase reflects increased
revenue  of  $31,000  and  $53,000,  respectively,   from  management  fees  and
development fees.

RESIDENCE OPERATING EXPENSES

          Residence  operating  expenses  include all  retirement and healthcare
center  operating  expenses,   including,   among  other  things,   payroll  and
employments  costs, food,  utilities,  repairs and maintenance,  insurance,  and property taxes.

          Residence operating expenses increased by $138,000, or 3 percent, from
$4,687,000 in the 1998 period to $4,825,000 in the 1999 period.  The increase is mainly attributable to salary increases.

GENERAL AND ADMINISTRATIVE EXPENSES

          General and  administrative  expenses  include all marketing costs, as well as the  general  and  administrative  expenses  incurred  at the  Company's principal executive offices.  General and administrative expenses include, among other things,  administrative salaries, rent, utilities,  insurance, and related expenses.

          General  and  administrative  expenses  decreased  by  $77,000,  or 13 percent,  from  $612,000 in the 1998 period to $535,000 in the 1999 period.  The decrease is primarily attributable to a decrease in personnel costs.

PROVISION FOR LOSS ON ADVANCES TO AFFILIATES

          During the nine months ended December 31, 1998, the Company recorded a recovery on Advances to  Affiliates  aggregating  $50,000.  No such recovery was recorded in the nine

months ended December 31, 1999. The variance is a function of net funds paid out or received from the Company's parent (Vanguard) and affiliated companies.

INTEREST EXPENSE, NET

         Interest  expense,  net,  decreased  by  $14,000,  or 3  percent,  from
$410,000 in the 1998 period to $396,000 in the 1998 period.

INCOME TAXES

         Income  taxes  increased  by $16,000 or 30 percent  from $54,000 in the
1998 period to $70,000 in the 1999 period due to increased operating income.

THREE MONTHS 1999 VS. 1998

         The  principal  reasons  for the  changes in  operations  for the three months ended  December 31, 1999 and 1998 are outlined in the  discussion  of the
Nine  Months R No material  items which  adversely  affected  liquidity  and the financial position occurred in the three-month period.

LIQUIDITY AND CAPITAL RESOURCES

         During  the  1999  period   operating   activities   required  cash  of
approximately  $440,000  compared to providing  cash of $603,000 from  operating activities in the 1998 period, a total decrease of $1,043,000. Of this decrease,
$808,000 was due to advances to affiliates for projects in development, $194,000 for increase in prepaid  expenses and $41,000 in  miscellaneous  receivables and payables.

         Net cash used in  investing  activity  for the 1999 period was $227,000 compared to $185,000  used in the 1998 period for investing  activities.  In the current period this was used for further development of land previously acquired for future development.

         Net cash  provided by (used by)  financing  was  $327,000  for the 1999 period  compared to ($513,000) for the 1998 period.  The increase was the result of $630,000 of installment loans.

         As at December 31, 1999,  the Company had working  capital of $278,000, an  improvement  of $370,000,  mainly  attributable  to net cash from  financing activities.  The Company's  limited working capital has restricted the Company's ability to pursue  development  projects.  The  Company  intends to finance  its growth strategy through a variety of sources, including sale of a portion of its operating and development properties,  joint ventures, future debt offering, and refinancing  a  substantial  portion  of the  Company's  mortgage  indebtedness.
Although  there  can  be no  assurance  that  any  of  the  strategies  will  be successful,  the Company  believes that the  underlying  value of its properties will allow the Company to successfully implement its strategies.

                          Part II -- OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         None during the quarter ended December 31, 1999.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

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

Date:  January 11, 2000