Form 10KSB
period 2000-03-31
UNITED VANGUARD HOMES INC /DE
filed 2001-05-31
CIK 21221

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
         EXCHANGE ACT OF 1934

         For the fiscal year ended  March 31, 2000
                                   ---------------

                                       OR

| |      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ---------------------

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
(State or other jurisdiction of incorporation               (I.R.S. employer
or organization)                                            identification no.)

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

         Check if there is no disclosure of delinquent  filers  pursuant to Item
405 of Regulation S is not contained herein,  and will not be contained,  to the best of Registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-KSB or any  amendment to
this Form 10-KSB. |X|

         State Registrant's revenues for its most recent fiscal year: $8,922,000
(approx.)

         State the aggregate  market value of  Registrant's  outstanding  voting
Common Stock held by non-affiliates of Registrant: $1,600,000 (approx.).

         As of March 31,  2000,  there  were  3,324,265  shares  outstanding  of
Registrant's Common Stock.

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format:  Yes / /   No /X/

                                     PART I
Item 1.  Description of Business
         -----------------------

         THIS REPORT  CONTAINS  CERTAIN  FORWARD-LOOKING  STATEMENTS  WITHIN THE
MEANING OF SECTION 27A OF THE  SECURITIES  ACT OF 1933, AS AMENDED,  AND SECTION
21E OF THE SECURITIES EACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED
BY THE SAFE HARBORS CREATED HEREBY. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS
AND  UNCERTAINTY.  ALTHOUGH  UNITED  VANGUARD  HOMES,  INC.  BELIEVES  THAT  THE
ASSUMPTIONS  UNDERLYING  THE  FORWARD-LOOKING  STATEMENTS  CONTAINED  HEREIN ARE
REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE, AND THEREFORE, THERE CAN
BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL
PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT  UNCERTAINTIES INHERENT IN THE
FORWARD-LOOKING  STATEMENTS  INCLUDED HEREIN,  THE INCLUSION OF SUCH INFORMATION
SHOULD NOT BE REGARDED AS A  REPRESENTATION  BY UVH OR ANY OTHER PERSON THAT THE
OBJECTIVES AND PLANS OF UVH WILL BE ACHIEVED.

GENERAL

         United  Vanguard  Homes,  Inc.  ("UVH"),  a Delaware  corporation,  was originally  organized  on  September  26,  1988 ("Old  UVH") in order to combine various  activities  relating to the  development,  ownership and  management of senior  living  facilities  organized  and operated by Vanguard  Ventures,  Inc.
("Vanguard")  and its  principals  beginning in 1980. On March 30, 1993, Old UVH merged into Coap Systems Inc. ("Coap"),  a relatively  inactive,  publicly-owned subsidiary  of  Vanguard,  and  simultaneously  Coap  changed its name to United
Vanguard Homes, I Although UVH is subject to the information requirements of the
Securities  Exchange  Act of 1934,  there are only a few shares of UVH's  common stock,  $.01 par value per share ("Common  Stock") in the public float and there is no public market for the Common Stock. UVH is currently a major subsidiary of
Vanguard.

         UVH is an owner,  manager and  developer  of senior  living  facilities which provide housing and various levels of care and services for the elderly.

                                                  Fiscal Year Ended March 31,
                                                  ---------------------------
                                                  2000                    1999
                                                  ----                    ----

Statement of Operations Data:

   Revenues:
         Resident services                       $4,843,000            $4,943,000
         Healthcare services                      2,849,000             2,766,000
         Management Fees                            111,000               152,000
         Development fees                         1,119,000             1,035,000
                                                  ---------           -----------

            Total revenues                       $8,922,000            $8,896,000
                                                 ==========            ==========

         Senior living facilities provide a combination of housing, personalized support and healthcare  services  generally  identified as  INDEPENDENT  LIVING,
ASSISTED LIVING and SKILLED NURSING.  INDEPENDENT LIVING facilities are designed to enable  residents  to live  independently  yet remain free from the chores of home  ownership  and  concerns  of  daily  life,  such as  transportation,  meal preparation,  personal  security and  housekeeping.  ASSISTED LIVING  facilities offer a  combination  of  housing  and  personal  care and  healthcare  services designed to respond to the  individual  needs of those who require help with the activities  of daily  living  but are not  sick or  bedridden.  SKILLED  NURSING facilities are for those residents who require extensive care. A continuing care retirement  community  (" provides  all three  levels of  services  (independent living, assisted living and skilled nursing) in the same facility, whereas other facilities, known as congregate care facilities, provide only independent living and assisted living services.

         As residents of senior living facilities "age-in-place," they generally require more assistance.  In each of UVH's currently owned and/or managed senior
living  facilities,   a  significant  shift  in  the  needs  of  residents  from independent  living services to assisted living services has taken place, and to accommodate  residents,  UVH is in the  initial  stages,  subject to  regulatory approval, of converting a number of its independent living apartments in certain of its properties to assisted living units.

         UVH's  growth  objective  is to  capitalize  on the  experience  of its management  team in the senior  living  industry  and on the growing  demand for senior living facilities as an increasingly  preferred lifestyle for the elderly by (i)  providing a full range of  high-quality  personalized  resident care and services;  (ii) pursuing  development  opportunities  for itself or on behalf of others;  and  (iii)  acquiring  properties  in the open  market or  through  the exercise of purchase options obtained in the development process.

         UVH believes that its business will benefit in the  foreseeable  future from  significant  trends  affecting the long-term care  industry,  including an increase  in the  demand for senior  care  resulting  from the aging of the U.S.
population,  efforts to contain  healthcare costs by both the public and private sector and the  increasing  financial net worth of the senior  population  which makes the senior living facility an available  option to a broader  market.  UVH believes  that these trends will result in  increasing  demand for senior living facilities  that generally  offer a more secure,  trou  environment and improved quality of life.

BUSINESS STRATEGY

         GENERAL.  UVH's  business  strategy is based upon the experience of its management  team in the senior  living  industry  and on the growing  demand for senior  living  facilities  as an  increasingly  preferred  life  style  for the elderly.  UVH intends to capitalize on these two factors by (i) providing a full range of  high-quality  personalized  resident care and services;  (ii) pursuing development opportunities for itself or on behalf of others; and (iii) acquiring properties  in the open  market or through  the  exercise  of  purchase  options obtained in the development process.

         PERSONALIZED  RESIDENT  CARE AND  SERVICES.  UVH  believes  that income qualified elderly would choose  residential CCRCs and assisted living facilities over skilled  nursing  facilities  when given the choice.  UVH believes that the elderly  would  choose the  residential  assisted  living  facility  alternative because  of the  significant  quality  of  life  advantages  which  they  offer.
Consequently,  providing  a high  quality of life for its  residents  in a safe, healthy and secure environment is the foundation of UVH's business strategy.

         In furtherance  of this strategy,  UVH has structured its senior living facilities to offer residents a supportive, "home-like" setting and availability of assistance with activities of daily living  ("ADLs").  Its facilities are, in many respects,  similar to conventional  apartment living with enhanced services allowing  residents  a more  independent  and social  lifestyle  than they would receive in a skilled  nursing  facility or, in most cases,  at home. At the same
time,   support  is  provided  in  a  manner   sufficient  to  meet   residents'
requirements.  General  services in UVH's  residences  include the  provision of three meals per day,  laundry,  housekeeping and maintenance.  Available support services  include  personal and routine  nursing care,  social and  recreational services and  transportation.  Personal care includes assistance with activities
such  as  bathing,   dressing,   personal  hygiene,  grooming,  and  eating  and
ambulating.  UVH also provides or makes available  routine nursing  services (in addition to its skilled nursing facility services),  entertainment,  banking and shopping.  Generally,  however,  UVH is able to tailor the changing needs of its residents through the use of individual  service contracts and flexible staffing patterns.

         DEVELOPMENT  OPPORTUNITIES.  Operating revenues and management fees are generally  stable once a facility is fully  occupied.  At that point,  growth in revenue of UVH becomes  dependent upon  development and management fees received through the development and management of additional senior living facilities on behalf of others. Consequently, the second part of UVH's business strategy is to increase  the number of senior  living  facilities  it develops  and manages for itself or on behalf of others,  in part through a strategy whereby UVH may enter into an  agreement  with an  unaffiliated  third-party  entity,  which  may be a not-for-profit  organization  exempt from federal itaxes under ss.  501(c)(3) of the  Internal  Revenue  Code of 1986,  as amended  (the  "Code")  (a  "501(c)(3)
organization"),  to develop a senior living facility for such entity.  UVH would generally attempt to obtain a management  agreement to operate the facility upon its  completion as well as afair market value option to purchase the facility at a future time. Through this type of transaction,  if the unaffiliated  entity is adequately  financed,  UVH would not incur the  start-up  dcosts  and  operating losses  typically  associated with the  development  and initial  operation of a senior living  facility  because UVH would not be the owner.  However,  prior to entering into such agreement,  UVH may incur certain initial expenses associated with its site  selection  process.  UVH  would  earn a  development  fee for the development of the senior living facility and a management fee for its operation and might exercise its option,  if any, to purchase the senior living  facility.
The  unaffiliated  third-party  entity would benefit through the attainment of a turnkey senior living facility.

         UVH's  development  program will initially  focus on site selection and residence  size,  both of which UVH believes are essential to the success of its development  projects.  In evaluating a prospective  development  site, UVH will consider primarily the strength of the market demand and the ability to maximize the efficiency of its management resources in a specific market or "cluster."

Accordingly,  UVH  intends to select  sites so that it can  strategically  place three to five senior  living  facilities  within a 200-mile  radius,  creating a regional cluster of senior living  facilities.  UVH believes that the clustering concept will allow it to reduce costs by sharing certain  management,  marketing and operational resources within the regional cluster. UVH intends to locate its assisted living  facilities in  well-established  residential  neighborhoods  in communities where the population typically ranges from 40,000 to 100,000 people.
The size of a typical  community for a CCRC would generally be somewhat  larger,
ranging  between  100,000  and  500,000  people.   UVH  intends  to  pursue  the
development of senior living  facilities in communities  that show a strong need for senior living  services and a higher than average  percentage of middle-aged or elderly individuals.  Other factors that are considered in the site selection process include the level of competition,  the local labor market, the state and local  legislative  and  regulatory  environment  and  the  presence  of  strong community support for senior living facilities.

         Once  a  site  is  selected,  UVH  may  either  advance  funds  to  the unaffiliated  third owner of the  facility,  which funds would be secured by the assets of the unaffiliated  third-party entity acquired with the advanced funds, principally  the land for the  proposed  facility,  or expend funds  itself,  on behalf of the third  parties.  To the extent  such  advances  are not secured by land, they will be reserved as uncollectible  until the unaffiliated  entity can repay the advances.  While these  advances may at times consist of UVH's working capital, UVH may also seek to arrange,  through Vanguard or other sources, short term financing to satisfy the project's  initial funding  requirements.  UVH may set up a special  purpose  wholly-owned  subsidiary  which would issue the debt, which debt may then be convertible  into UVH's Common Stock. It is intended that these  advances  would be repaid  from the  proceeds of  construction  financing arranged by UVH on behalf of the  unaffiliated  third-party  entity.  UVH may be restricted  from  recording  as a receivable  any  advances to the  unaffiliated third-party  entity  under  certain  circumstances.  UVH  would  then,  pursuant tproject  development  agreements,  act as the project  developer for what would typically be a  development  fee of 7.5 percent of the  project's  soft and hard costs. Once the project is completed, UVH may act as the manager of the facility pursuant to a management agreement,  which would provide for a management fee of between four and five percent of the facility's gross revenue,  depending on the type of facility.

         ACQUISITION  OF  PROPERTIES.   In  addition  to  the   development  and
management  of senior  living  facilities  for third  parties,  UVH may  acquire existing senior living  facilities.  These  acquisitions  may be effected either through the exercise of a purchase option  obtained on properties  which UVH had developed for third parties or through acquisitions in the open market.

         When a facility managed by UVH attains a level of  profitability  after the payment of debt  service  and  management  fees  (usually  after  stabilized occupancy  in excess of 90% and at times  lower  depending  on the level of debt service)  and UVH has a purchase  option,  the  exercise of UVH's option will be considered.

SERVICES AND AMENITIES

         UVH's  senior   living   facilities   offer   residents  a  supportive,
"home-like"  setting and  availability  of assistance  with  assistance in daily living (ADLs).  The independent and assisted living community is very similar in many respects to conventional  apartment living with enhanced  services allowing the residents to live  independently  but yet  socialize in a safe  environment.
Residents are individuals  who, for a variety of reasons,  cannot live alone but do not  typically  need the 24-hour  skilled  medical  care  provided in skilled nursing  facilities.  Services  provided or  available  to these  residents  are designed to respond to their  individual  needs and to improve  their quality of life. This  individualized  assistance is available 24 hours a day, to meet both anticipated  and  unanticipated  needs.  General  services  in UVH's  residences include  the  provision  of three  meals  per  day,  laundry,  housekeeping  and maintenance.  Available  support services  provided by facility staff or outside agencies  include  personal and routine  nursing care,  social and  recreational services,  transportation and special services needed by the resident.  Personal care includes  assistance with activities  such as bathing,  dressing,  personal hygiene, grooming, as well as eating and ambulating assistance.  Routine nursing services, which are made available and are provided according to the rindividual
need  and  state  regulatory   requirements,   include  assistance  with  taking
medication, scare and injections.  Organized activities are available for social interaction and  entertainment.  Special  services  available  include  banking, grocery  shopping  and pet care.  Although a typical  package of basic  services provided to a resident includes meals, housekeeping,  laundry and personal care,
UVH does not have a standard service package for all residents.  Instead,  it is able to  accommodate  the  changing  needs of its  residents  through the use of individual service contracts and flexible staffing patterns.

         As UVH's  residents  age,  the  level of care  required  by  particular residents is expected to increase.  UVH's  multi-tiered  rate  structure for the services it provides is based upon  tacuity of, or level of services  needed by, each resident.  Supplemental  and specialized  health and personal care services for those residents requiring 24-hour  supervision or more extensive  assistance with  ADLs  is  provided  to the  residents  by  third-party  providers  who are reimbursed  directly by the resident or a third-party payor (such as Medicaid or
Medicare).  In the event that a resident's  acuity reaches a level such that UVH is unable to meet such resident's needs, UVH maintains  relationships with local hospitals  and  skilled  nursing  facilities  to  facilitate  a transfer  of the resident.  A resident  oUVH's CCRCs would be transferred to the skilled  nursing component at the facility, if there are available beds at such facility.

         Phoenix  Lifecare  Corp.,  a  501(c)(3)  organization,   provides  home
healthcare services to residents of Whittier and Whitcomb,  which are managed by
UVH.  Phoenix owns  Presidential  Care Corp. and Whittier  Towers,  Inc. and has
agreed to purchase the Hillside Terrace and Whitcomb Tower  facilities,  subject to financing being obtained.

OPERATIONS

         The day-to-day operations of each senior living facility are managed by an on-site  administrator  who is responsible  for the overall  operation of the senior living facility, including

quality of care,  marketing,  social  services and  financial  performance.  The administrator is assisted by professional and non-professional  personnel,  some of whom may be independent  providers or part-time personnel,  including nurses, personal  service  assistants,  maintenance and dietary  personnel.  The routine nursing  services  are  provided  by a nurse who is  typically  employed by UVH, subject to state  regulatory  requirements.  The nursing hours vary depending on the residents' needs. UVH consults with outside  providers,  such as pharmacists and dieticians,  for purposes of medication review, menu planning and responding to any special dietary needs of its residents.  Personal care, dietary services, housekeeping  and laundry  services are performed  primarily by personal service assistants  who are full-time  employees of UVH. At Whitcomb  Tower and Whittier
Towers,  which are not licensed to provide  personal  care or nursing  services, such services are provided by Phoenix Lifecare Corp.

         UVH  provides   management  services  to  each  of  its  senior  living
facilities  which  include  the  development  of  operating  standards  and  the provision of  recruiting,  training and accounting  services.  It is anticipated that,  if UVH grows,  it will  establish  regional  offices  that will include a regional  manager to oversee six to ten senior living  facilities.  The regional manager  will be  responsible  for  monitoring  and  supervising  all aspects of operations in the region,  including  reviewing and monitoring  compliance  with corporate  policies and  procedures  and acting as a liaison  between the senior living facilities and corporate headquarters.

         Presently,   senior  living  facility  personnel  are  supported  by  a corporate staff based at UVH's  headquarters.  Corporate personnel work with the on-site  administrator  with  respect  to the  establishment  of  senior  living facility goals and strategies,  quality assurance oversight,  development of UVH policies and procedures,  development and  implementation of new programs,  cash management and treasury functions, human resource management and development.

         UVH's  executive  team has been  carefully  selected  based  upon  each member's  knowledge and experience in the senior living field and related areas.
UVH has sought talented  self-starters  who are capable of handling many aspects of the senior  living  business.  UVH believes  that  asuccessful  senior living
facility  is   operationally   related  to  the   hotel/hospitality   field  and
programmatically related to the residential/social model of healthcare.

MARKETING

         UVH's senior  living  facilities  provide  affordably  priced  housing, personalized  support and healthcare  services and primarily target  private-pay residents. By targeting senior living facility development projects primarily in upper middle income  communities  and by maintaining  competitive  pricing,  UVH believes  it will be able to achieve  high  occupancy  levels.  UVH has found an effective  niche in the upper  middle  income  market  between  the high  income prospect who can afford to obtain  services at home and the low income  prospect who cannot afford to lin UVH's senior living facilities.

         The  marketing  of  independent  living  facilities  is done  through a combination of media and direct mail  advertising,  referrals from residents and various centers of influence (e.g., hospital

administrators,   religious  leaders,  service  clubs,  attorneys,  accountants, bankers,  etc.)  and  various  types of  social  functions  at a  senior  living facility.  Marketing assisted living facilities is better  accomplished  through networking with major referral  sources.  During the rent-up stage of a project, the marketing staff would consist of a Director of Marketing, two sales persons, and a secretary.  The senior living facility's  administrator  would also assist with special events and market-oriented  social affairs. After the senior living facility  is  substantially  rented,  the staff can be  reduced  to  asingle  or part-time Marketing Director and secretary.

PAYING FOR SENIOR LIVING CARE

         The residents of CCRCs and assisted living facilities or their families generally pay the cost of care from their own financial resources.  Depending on the  nature of an  individual's  health  insurance  program  or  long-term  care insurance  policy,  the  individual may receive  reimbursement  for the costs of care.

         Government  payments for assisted  living outside of a skilled  nursing facility hbeen limited. Some state or local governments offer subsidies for rent or services for low income elderly.  Others may provide subsidies in the form of additional  payment  for those  who  receive  SSI  payments.  Medicaid  provides reimbursement for certain financially or medically needy persons,  regardless of age, and is funded  jointly by federal,  state and local  governments.  Medicaid reimbursement  varies from state to state.  Only a limited number of states have
Medicaid  Waiver  programs  that allow  them to pay for  assisted  living  care.
Without a Medicaid  Waiver Program,  states can only use federal  Medicaid funds for care in skilled nursing facilities.

GOVERNMENT REGULATION OF SENIOR LIVING FACILITIES

         In general,  senior  living  facilities  and  healthcare  services  are subject to  egovernment  regulation.  The  senior  living  facilities  owned and managed by UVH are subject to state regulation and licensing requirements and to
Certificates of Need (CON) or similar  statutes under which a proposed  operator must  demonstrate  public need for skilled nursing beds or assisted living units and satisfy other criteria.  The operators of those  facilities must also comply with any cost reporting or other reporting  requirements imposed by the Medicaid program as well as any reimbursement  limitations on amounts that may be charged to the  program  or to  program  beneficiaries.  In order to  qualify as a state licensed  facility and,  where  applicable,  qualify for Medicaid  reimbursement and/or resident SSI supplemental  payments,  the senior living  facilities owned and  managed by UVH must  comply  with  regulations  that  address,  among other
things,   staffing,    physical   design,   required   services   and   resident
characteristics.  Such  facilities  are also subject to various  local  building codes and similar  ordinances,  including fire safety codes.  These requirements vary from state to state and are monitored by varying state and local agencies.

         Currently,  assisted living facilities are not regulated as such by the federal government.  Current state requirements for assisted living providers in many states are  typically  less  stringent  than the  requirements  for skilled nursing  facilities.  Management  anticipates that states that regulate assisted living  facilities,  to the  extent  they do not  already  do so,  will  require licensing as an assisted

living  facility and will establish  varying  requirements  with respect to such licensing.  The facilities that UVH intends to develop and manage will apply for appropriate licensing.

         The facilities  owned and managed by UVH are subject to periodic survey or inspection by  governmental  authorities.  From time to time, in the ordinary course of business a facility  may be cited for one or more  deficiencies  which are typically  addressed in a plan of  correction by the facility.  UVH believes that  the  properties  managed  by it are in  substantial  compliance  with  all applicable licensing, reimbursement and similar regulatory requirements.

         UVH and the facilities it manages are also subject to various state and federal  "fraud  and  abuse"  laws,  including  "anti-kickback"  and  "physician self-referral"  laws.  UVH  believes  that  properties  that it  manages  are in material compliance with such laws and regulations.

         The laws, rules and regulations which govern UVH, its owned and managed properties and other persons with whom UVH has  relationships are very broad and are subject to continuing change and  interpretation.  Thus, it is possible that certain of the past or present contractual arrangements or business practices of
UVH might be  challenged.  No assurance can be given that UVH or the  facilities managed  by UVH will be able to  obtain  or  maintain  the  CONs,  licenses  and approvals necessary to conduct their current or proposed businesses. Further, no assurance can be given that federal, state and local laws, rules and regulations will not be amended or interpreted so as to require UVH or a facility managed by
UVH to change its contracts or practices or to obtain additional CONs, approvals or  licenses  to conduct  its  business  as now  conducted  or as proposed to be conducted  or that  UVH or such  facility  will be  able to  obtain  such  CONs, approvals  or  licenses.  The  failure  to obtain or  maintain  requisite  CONs, licenses or approvals or to otherwise comply with existing or future laws, rules and regulations or interpretations  thereof could have a material adverse effect on UVH's results of operations and financial condition.

COMPETITION

         The long-term  care industry  generally is highly  competitive  and UVH expects tthe assisted living business in particular will become more competitive in the future.  UVH will be competing  with numerous other  companies  providing similar  long-term  care  asuch  as home  health  agencies,  lifecare  at  home, community-based  service programs,  congregate care communities and convalescent centers.  Providers of senior living facilities compete for residents  primarily on the basis of quality of care, price,  reputation,  physical appearance of the facilities,  services  offered,  family  preferences,  physician  referrals  and location.  Some of UVH's competitors are significantly larger than UVH and have, or may obtain, greater resources than tof UVH.

EMPLOYEES

         At  March  31,  2000  UVH  had  approximately  287  employees  of  whom approximately 131 were full-time employees.

Item 2.  Description of Property.
         -----------------------

         The table below sets forth certain information regarding the properties owned or managed by UVH :

                                                    Independent     Assisted   Skill        Occupancy (%)(a)
       Name and Location                              Living         Living     Nursing        2000         2001
       -------------------                     ---------------    --------     -------     -----------     ----
Hillside Terrace, Ann Arbor, MI (b)                    63             12(c)      23           86             87
Olds Manor, Grand Rapids, MI (b)                       113            39(c)      44           80             76
Presidential Place, Hollywood, FL (d)                                104                      NA             15
Whitcomb Tower, St. Joseph, MI (b)                     100            34                      83             87
Whittier Towers, Detroit, MI                           143(e)         50                      86(e)          NA (e)

PROPERTIES UNDER DEVELOPMENT:

Camelot Cove (f)(g)
North Bergen, NJ                                       270            30         60

Camelot Village (b)(f)                                               120
Hicksville, NY

Camelot Village (b)
Huntington, NY                                                       120

Orchard Terrace(b)(f)                                   64
Ann Arbor, MI

(a)  Percentage of units available for occupancy as of March 31, 2000 and 2001.

(b)  Owned by UVH.

(c)  These units currently licensed as Homes for the Aged.

(d)  Occupancy commenced in November 2000.

(e)  This  represents  units  available  for  occupancy  at March  31,  2000,  a reduction  from 205 units at March 31,  1999.  This  facility was closed in
     April 2001.

(f)  Subject to funding being secured.

(g)  Owned in part by UVH.

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

         OLDS MANOR.  Olds Manor is a CCRC  located in Grand  Rapids,  Michigan.
Olds Manor was built as a hotel in the 1920s but was  renovated in the 1960s for use as a retirement center and nursing facility.  Olds Manor borders the central business  district of Grand  Rapids,  adjacent to the Post Office and across the street from city and county administrative offices. UVH estimates ____ that Olds
Manor needs approximately $1 million for deferred maintenance.

         WHITCOMB TOWER.  Whitcomb Tower is an independent  living facility with assisted  living  services,  as  required,  provided  by the  outside  home care agencies of the residents'  choice,  located in downtown St.  Joseph,  Michigan, which is on Lake  Michigan at the mouth of the St. Joseph  River.  St.  Joseph's population,  approximately 80,000 residents,  and proximity to four cosmopolitan cities,  make  Whitcomb  Tower  accessible to a large  population  and secondary market.  St. Joseph is 85 miles from Chicago,  195 miles from Detroit,  80 miles from Grand  Rapids,  Michigan  and 35 miles from South Bend,  Indiana.  Whitcomb
Tower,  formerly a hotel,  was built in 1928.  It was  renovated  in 1973 and in
1989.

         WHITTIER TOWERS.  Whittier Towers,  located in Detroit,  Michigan,  was built in the 1920s and renovated in 1972 and 1989.  UVH estimates  that Whittier
Towers needs approximately $1.5 million for deferred  maintenance.  The Whittier closed down operations in April 2001 and is in the process of being sold.

PROJECTS IN DEVELOPMENT

         To provide the  appropriate  level of  personal  care  efficiently  and economically,  UVH intends to develop, subject to the availability of additional capital resources, for itself or on behalf of others, or acquire assisted living facilities  generally  ranging in size from 80 to 120 units. UVH has developed a prototype assisted living facility. It is anticipated that the prototype aliving facility  will be  built  on the  Properties  under  Development  listed  on the preceding  page and other  qualified  sites  presently  being  negotiated.  Each assisted  living facility will generally be built on a parcel of land ranging in size from 3 to 10 acres and will contain  approximately 70,000 to 105,000 square feet.  Approximately  40 percent of the building will be devoted to common areas and amenities,  including reading rooms,  family or living rooms and other areas designed to promote  social  interaction  among  residents.  These areas will be located  primarily  in a basic  central  core  structure  which  is  essentially repeatable in all of UVH's proposed facilities.  Modular wings of similar design are  added  to the  central  core,  depending  upon  the  size of the  facility.
Tbuilding  is usually two or three  stories and of either steel frame or masonry
construction   built  to   institutional   healthcare   standards  but  strongly
residential in appearance. The interior layout is designed to promote a  "home-like"  environment,  efficient  delivery of  resident  care and resident  independence.  Each residential unit will be between approximately 375 to 550 square feet and is expected to cost  approximately  $60,000 to $90,000 to construct, depending upon construction costs which vary from state to state.

         Resident  units  in  UVH's  prototype   assisted  living  facility  are
functionally  arranged  in eight to  twelve  apartment  clusters  surrounding  a
"neighborhood"  living  area in  order  to  foster  social  interaction  between residents.  UVH's  prototype may be configured  with several  dtypes of resident units, including a mix of one- and two-bedroom suites and large studio or alcove apartments.  All  units  have a small  kitchen  and  roll-in  showers  for  easy wheelchair  access.  The ground  level  typically  contains a kitchen and common dining area, administrative offices, exercise or physical therapy room, arts and crafts, beauty salon, laundry room, a private dining room, library, living room, and TV room.  Typically,  one  floor or one or two wings of a  facility  contain
resident  units  and  common  areas,   including   separate  dining  facilities,
specifically  designed to serve  residents  with  cognitive  impairments  (e.g.,
Alzheimer's disease) or other special needs.

         CCRCs will generally be built on a parcel of land ranging from 10 to 30 acres and will contain  from 150 to 200 units with an average  size  independent living unit of between 900 and 1,000 square feet. The cost will average  between
$100,000 and $200,000 per independent  living uEach CCRC will be tailored to the specific needs of each site selected.

         In order to  increase  the  number  of  senior  living  facilities  UVH develops  and manages  for itself or on behalf of others,  UVH may enter into an agreement with an affiliated or unaffiliated  third-party entity, which may be a limited liability company or 501(c)(3) organization,  to develop a senior living facility for such  entity.  UVH would  generally  attempt to obtain a management agreement to operate the facility  upon its  completion as well as a fair market value option to purchase  the  facility at a future  time.  Through this type of transaction,  if the third-party  entity is adequately  financed,  UVH would not incur the start-up  development costs and operating losses typically  associated with the development and initial  operation of a senior living facility  because
UVH would not be the owner. However, prior to entering into such agreement,  UVH may incur certain initial expenses  associated with its site selection  process.
UVH would earn a development  fee for the dof the senior  living  facility and a management  fee for its  operation  and might  exercise  its option,  if any, to purchase the senior  living  facility.  The  third-party  entity  would  benefit through the attainment of a turnkey senior living facility. To date, neither UVH nor any of the  501(c)(3)  organizations  involved  with  UVH has  received  any inquiry or comment from any regulatory authority with respect to its contractual arrangements with 501(c)(3) organizations.

MORTGAGE INDEBTEDNESS

     GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

         As of March 31, 2000,  Hillside  Terrace,  Inc.,  the owner of Hillside
Terrace,  which is managed by UVH,  was  indebted to  Great-West  Life & Annuity
Insurance Company ("GWL") in taggregate  principal amount of approximately  $2.2 million. Such indebtedness is secured by a first mortgage

on Hillside Terrace. As of March 31, 2000, Whitcomb Tower Corporation, the owner of Whitcomb Tower, which is managed by UVH, was indebted to GWL in the aggregate principal amount of approximately $2 million.  Such indebtedness is secured by a first mortgage on Whitcomb Tower.  The payment of principal and interest on each of the foregoing first mortgages has bguaranteed by Vanguard. In addition, as of
March 31,  2000,  Whittier  Towers,  Inc.,  the owner of  Whittier  Towers,  was indebted to GWL in the aggregate  principal  amount of approximately $4 million.
Such indebtedness is secured by a first mortgage on Whittier Towers. Each of the foregoing  first  mortgages  is due  December  31, 2001 and bears  interest at 9 percent per annum. The first mortgage  encumbering Whittier Towers provides that a default  under such loan is also a default  under both of the first  mortgages encumbering Hillside Terrace and Whitcomb Tower.  Consequently,  a default under the first mortgage  encumbering  Whittier Towers could result in the foreclosure of Hillside  Terrace and Whitcomb Tower.  The  restrictions and cross collateral provisions of Whittier  Towers mortgage will be eliminated if Whittier Towers is sold and the GWL mortgage on the property satisfied.

         In the  event  that  any  of  Whittier  Towers,  Inc.,  Whitcomb  Tower
Corporation,  or Hillside Terrace,  Inc. sells, conveys,  transfers,  pledges or further  encumbers its property wthe prior written  consent of GWL, then GWL has the right to declare due and payable the entire balance of the unpaid  principal with  accrued and unpaid  interest  due  thereon,  plus the  prepayment  premium provided in the promissory note related to its mortgage.

         Olds Manor,  Inc.  has agreed that prior to the date on which the loans of GWL to Whittier  Towers,  Inc.,  Whitcomb  Tower  Corporation,  and  Hillside
Terrace,  Inc. are repaid in full, Olds Manor,  Inc. will not, without the prior written  consent of GWL,  sell,  assign,  transfer,  or otherwise  dispose of or encumber the Olds Manor retirement facility.

         Hillside Terrace,  Whittier Towers,  and Whitcomb Tower are required to deposit all net operating  income from the mortgaged  properties  into a reserve account,  which account is being used to fund property  improvements and certain other  expenditures.  The  Reserve  Account  also  has  been  pledged  to GWL as additional security for repayment of the GWL loans.

     OLD KENT BANK

         As of March 31, 2000,  Olds Manor,  Inc., a wholly-owned  subsidiary of
UVH and the owner of Olds Manor,  was  indebted to Old Kent Bank ("Old Kent") in the aggregate  principal amount of $94,382.  Such  indebtedness was secured by a first mortgage lien on Olds Manor. Tloan was paid in full in February 2001.

     OLDS MANOR MORTGAGE TRUST

         As of March 31,  2000,  Olds  Manor,  Inc.  was  indebted to Olds Manor
Mortgage Tin the  aggregate  principal  amount of $360,000.  Such  obligation is secured by a mortgage on Olds Manor that is subordinate to the first mortgage on
Olds Manor held by Old Kent. The loan bears interest at prime plus 3 percent per annum, is due in 2000, and is convertible into shares of UVH's Common

Stock . UVH is the guarantor of the Olds Manor Mortgage Trust certificates.  The
Olds Manor Trust  mortgage has routine  covenants  respecting  payment of taxes, insurance,  repairs,  etc.,  except  that Olds  Manor,  Inc.  cannot  permit any increase of the  principal of the Old Kent  Mortgage  without the consent of the trustee of the Olds Manor Mortgage Trust. The trustee is Carl G. Paffendorf, the
Chief Executive Officer of UVH.

     WHITCOMB MORTGAGE TRUST

         As of March 31,  2000,  Whitcomb  Tower  Corporation  was  indebted  to
Whitcomb  Mortgage  Trust in the aggregate  principal  amount of $850,000.  Such obligation is secured by a mortgage on Whitcomb Tower that is subordinate to the first  mortgage on  Whitcomb  Tower held by GWL.  The loan bears  interest at 12 percent per annum,  is  currently  due and is  convertible  into shares of UVH's
Common Stock. UVH is guarantor of the Whitcomb Mortgage Trust certificates.  The
Whitcomb Trust mortgage is subordinate to GWL's  mortgage.  Whitcomb Tower Trust mortgage has routine covenants respecting payment of taxes, insurance,  repairs, etc., except that Whitcomb Tower  Corporation  cannot permit any increase of the principal  of the GWL  mortgage  without  the consent of the trustee of Whitcomb
Mortgage Trust. The trustee is Carl G. Paffendorf.

     CAMELOT/HICKSVILLE.

         At March 31, 2000 UVH's property in Hicksville, New York was encumbered by a $750,000  mortgage  held by Rome Savings  Bank,  with interest only payable monthly at 7.5 percent per annum,  due July 1, 2000.  The due date of this loan,
$675,000 in principal amount as of March 31, 2001, has been extended to April 1,
2002, with interest only payable monthly at 8.75 percent per annum.

     CAMELOT/HUNTINGTON.

         UVH's property in  Huntington,  New York is encumbered by a $23,000,000 mheld by the Bank of New  York,  issued to secure  an  industrial  revenue  bond issue, which bonds are payable in installments due through 2031.

     MERCURY CAPITAL CORP.

         In February  2001  Mercury  Capital  Corp.  made a $1.2 million loan to
Hillside  Terrace,  Inc.,  Olds Manor,  Inc.,  Whitcomb Tower Corp. and Whittier
Towers,  Inc. The loan is secured by a first priority mortgage on the Olds Manor property in Grand Rapids,  Michigan,  a smortgage on Whitcomb Tower,  and by the stock of the four corporations that own the four Michigan  properties:  Hillside
Terrace, Olds Manor, Whitcomb Tower, and Whittier Towers. UVH has guaranteed the loan.  The loan is due on March  1,  2002  with  certain  mandatory  prepayments required if any of the four Michigan properties are sold.

Item 3.  Legal Proceedings. UVH is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.  Not applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         --------------------------------------------------------

         (a) Market  Information.  There is currently  no public  market for the equity securities of UVH.

         (b) Holders.

                                                                         Approximate Number of Record
                      Title of Class                                    Holders (as of March 31, 2000)
                      --------------                                    ------------------------------
Common Stock, par value $.01 per share                                                600

         (c) Dividends.  UVH has not paid any cash dividends on the Common Stock since its inception,  and the Board of Directors  does not anticipate  declaring any cash dividends on the Common Stock in the foreseeable  future. UVH currently intends to utilize  any  earnings  it may  achieve  for the  development  of its
business   (including  the  acquisition  or  development  oother  senior  living facilities) and working capital purposes.

Item 6.  Management's Discussion and Analysis of Plan of Operation.
         ---------------------------------------------------------

Year Ended March 1999 vs. March 2000

REVENUES

         Net revenues of UVH represent  its gross  consolidated  revenues,  less charitable and Supplementary Social Security Income discounts.

         Net revenues  increased  nominally by $26,000,  from  $8,896,000 in the
1999  period  to  $8,922,000  in the 2000  period.  Development  fees  increased
$84,000, or 8 percent, from $1,035,000 in 1999 to $1,119,000 in the 2000 period.
The  increase  was  attributable  to the  partial  fees  due on two  development projects.

         Resident services Revenues decreased $100,000,  or 2 percent,  from $in the 1999 period to $4,843,000 in the 2000 period. The decrease was primarily due to odeclines.

         Healthcare services increased $83,000, or 3 percent, from $2,766,000 in the 1999 period to $2,849,000 in the 2000 period. The increase was primarily due to rate increases.

         Management fees decreased $41,000, or 27 percent,  from $152,000 in the
1999 period to $111,000  in the 2000  period.  Management  income  represents  a recovery of fees fully reserved.

RESIDENCE OPERATING EXPENSES

         Residence  operating  expenses  include all  retirement  and healthcare
center  operating  expenses,   including,   among  other  things,   payroll  and
employments  costs, food,  utilities,  repairs and maintenance,  insurance,  and property taxes.

         Residence  operating  expenses remained  relatively flat with less than
1/2 percent increase.  Normal inflationary increases of 3 percent were offset by reduction in insurance expense.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and  administrative  expenses  include all marketing  costs, as well as the  general and  administrative  expenses  incurred at UVH's  principal executive  offices.  General and  administrative  expenses include,  among other
things,  administrative  salaries,  rent,  utilities,   insurance,  and  related
expenses.

         General and  administrative  expenses declined  $22,000,  or 3 percent, from  $811,000 in the 1999 period to $789,000 in the 2000 period,  due primarily to staff reductions.

PROVISION FOR RECOVERY ON ADVANCES TO AFFILIATES

         During  Fiscal  2000  UVH  recorded  a  net  recovery  on  Advances  to
Affiliates aggregating $52,000 compared to a Net Loss of Advances of $226,000 in
Fiscal 1999.  The variance is a function of net funds paid out or received  from
UVH's parent (Vanguard) and affiliated companies.

INTEREST EXPENSE, NET

         Interest  expense,  net,  increased  by  $26,000,  or 5  percent,  from
$521,000  in the 1999 period to $547,000  in the 2000  period.  The  increase is primarily due to an interest rate increase on mortgage extensions.

OTHER INCOME

         Other income decreased  $290,000,  or 57 percent,  from $512,000 in the
1999 period to $222,000 in the 2000 period. The 1999 period include  forfeitures of deposits on the sale of UVH assets and the sale of UVH's Management  Contract which were not repeated in the 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2000 operating activities provided cash of $1,030,000,  a decrease of $135,000 from fiscal 1999. The decrease in cash flows from operating activities was principally due to the reduction in Other Income and reduction in accounts  receivable  and  increases  in  accounts  payable,  amounts  due  from affiliates and prepaid expenses and other costs.

         During  Fiscal 2000 UVH  required  cash of  $24,172,000  for  investing activities compared to $1,116,000 in the 1999 period. The increase was primarily due to the purchase of land for  development and the investment of bond proceeds in connection there with.

         During  Fiscal  2000  UVH  provided  $22,843,000  cash  from  financing activities  compared to $126,000 from  financing  activities in Fiscal 1999. The increase in cash flow was primarily  proceeds  from  borrowing on long term debt for the acquisition of land and construction of facilites.

         UVH is  presently  pursuing  various  strategies  to  increase  working capital,  including  (i)  refinancing a  substantial  portion of UVH's  mortgage indebtedness and (ii) negotiating the sale of some of its assets. Although there can be no assurance that any of the above  strategies  will be  successful,  UVH believes  that  the  underlying  value  of  its  properties  will  allow  it  to successfully implement its strategies.

PUBLIC OFFERING COSTS

         During  fiscal 1997,  UVH  recorded a charge to earnings of  $1,170,344 representing  the total estimated costs of its aborted public  offering.  During fiscal 2000 and 1999,UVH  rits  estimate to reflect  actual costs  incurred and, accordingly, recorded other income of $84,348 and $42,920 respectively.

Item 7.    Financial Statements.  See page F-1 for UVH's financial statements.

Item 8.    Changes in and  Disagreements  with  Accountants  on  Accounting  and
           Financial Disclosure.

         In July 1999,  UVH  dismissed  Grant  Thornton  LLP as its  independent accountants. Grant Thornton's accountant's report on the financial statements of
UVH for the past two years did not contain an adverse opinion or a disclaimer of opinion and was not  qualified or modified as to  uncertainty,  audit scope,  or accounting  principles.  There were no other reportable  events or disagreements with Grant Thornton to report in response to Item 304(a) of Regulation SB.

         Holtz  Rubenstein & Co. LLP was engaged as new independent  accountants to UVH with respect to the fiscal year ended March 31, 1999 and is UVH's current auditor.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
with Section 16(a) of the Exchange Act of UVH.

         The following table sets forth information  regarding the Directors and executive officers of UVH as of March 31, 2000:

             Name                                   Age              Position(s)
             ----                                   ---              -----------

Carl G. Paffendorf. . . . . . . . . . . . .         67     Chairman of the Board and Chief Executive
 .                                                            Officer
Paul D'Andrea.................................      67     Vice President - Finance
Craig M. Shields..............................      58     Vice President and
                                                             General Counsel
Theresa A. Govier.............................      NA     Vice President - Administration and
                                                             Secretary
Alan Guttman. . . . . . . . . . . . . . . . .       50     Treasurer

James E. Eden.................................      62     Director
Benjamin Frank  . . . . . . . . . . . . . .         66     Director
 .
Francis S. Gabreski . . . . . . . . . . .           80     Director
 ..                                                  53     Director
Robert S. Hoshino, Jr  . . . . . . . . .
 ..

         CARL G.  PAFFENDORF has been Chairman of the Board and Chief  Executive
Officer  of UVH since  1988 as well as a Director  of UVH since  inception.  Mr.
Paffendorf has been involved in the development,  management, acquisition and/or financing of 12  retirement  communities  since 1979.  Mr.  Paffendorf  has been president of Vanguard since 1979 and chairman of Vanguard  since 1972.  Vanguard is a real estate holding  company.  Mr.  Paffendorf is an attorney and a mof the
Florida and Ohio Bars and holds a Masters degree in Tax Law (LLM).

         PAUL D'ANDREA has been Vice  President - Finance of UVH since May 1994.
From  1991  to  1994,  Mr.  D'Andrea  was  vice   president/controller   of  ODA
Environetics International, Inc., a company engaged in architectural design, and from  1975  through  1991 was  vice  president/treasurer  of Apco  Merchandising
Corporation,  a jewelry manufacturer and retailer.  Mr. D'Andrea received a B.S.
in accounting from New York University.

         CRAIG M.  SHIELDS has been Vice  President  and General  Counsel of UVH since 1992. From 1992 through 1995 Mr. Shields was of counsel/partner of the law firm of Quinn & Suhr, LLP, White Plains, New York. From 1983 through 1991 he was founder/partner of the law firm of Collier, Cohen, Shields & Bock, New York, New
York. He was educated at Fordham  University  School of Law, New York, New York,
LL.B, and Lafayette College, Easton, Pennsylvania, B.A.

         THERESA  A.  GOVIER  has  been  Vice  President  -  Administration  and
Secretary of UVH since 1991. Ms. Govier has also been employed by Vanguard since
1977 as executive  assistant to the president and director of employee benefits.
Ms. Govier attended Nassau Community College from 1988 to 1992.

         ALAN  GUTTMAN has been  Treasurer  of UVH since 1991 and  Treasurer  of
Vanguard  since 1985.  Prior to joining  Vanguard,  he was controller of Brittan
Corporation,  a real estate property owner and management  company.  Mr. Guttman has a B.A. degree in accounting from the City University of New York.

         JAMES E. EDEN has been a Director of UVH since 1996.  Mr. Eden has been
President of Eden & Associates, Inc. since 1992, a consulting business active in both the senior living and long- term care industries.  Since 1992, Mr. Eden has also been Chairman of the Board and Chief  Executive  Officer of Oakwood  Living
Centers,  Inc.,  a  private  long-term  care  company  which  owns and  operates geriatric and  rehabilitative  nursing beds in  Massachusetts.  In 1998 Mr. Eden became  Chairman  of the Board  and Chief  Executive  Officer  of Senior  Living
Properties,  LLC, a private  long-term  care  company  which  owns and  operates nursing homes and assisted living facilities in Texas and Illinois. From 1988 to
1992, Mr. Eden was employed by Marriott Corporation, as Executive Vice President
and General  Manager,  Senior  Living  Services  Division,  which  acquired  and developed  senior living  facilities.  Mr. Eden is a trustee of the Alliance for
Aging Research and Chairman of Omega  Worldwide,  Inc., a public company serving the senior living and long-term  care  industries in the United  Kingdom and the
Pacific Rim.

         BENJAMIN  FRANK has been a Director of UVH since 1991.  Mr. Frank is an attorney  and  real  estate  developer.  He  holds a J.D.  degree  from New York
University School of Law and a B.Sc.  degree in Business  Management from Boston
University.  Prior to 1988 he was an executive  with Allied  Stores  Corporation
("Allied")  for 16 years.  His last position with Allied was that of senior vice president with overall  responsibility  for real estate,  legal and governmental affairs.

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

         ROBERT S. HOSHINO, JR. has been a Director of UVH since 1996. From 1994 to the present Mr.  Hoshino has been an executive with Ensearch E & C of Dallas,
Texas. Mr. Hwas Assistant  General Counsel,  EBASCO Services  Incorporated,  New
York, New York, an  international  company engaged in engineering,  construction and environmental  services,  from 1981 to 1993. Mr. Hoshino holds a J.D. degree from  Columbia  University  School of Law, a B.A.  from Colgate  University  and continued  his  education  at the  Wharton  School of  Business,  University  of
Pennsylvania, in its Advanced Management Program.

         TARA  O'SULLIVAN  was an executive with UVH from 1996 through 1998. Ms.
O'Sulliv  rejoined UVH in 1999 to be the interim  Administrator for Presidential
Place.  Ms.  O'Sulliv was Vice President - Operations of UVH from September 2000
through  April  2001.   During  this  period,   Ms.  O'Sullivan  was  also  Vice
President/Executive  Director of Pinnacle Lifecare Services,  LLC and was Senior
Vice President Marketing and Hospital Relations of Churchill Estates,  Inc., St.
Paul,  Minnesota,  1998 - 2000.  She was with General  Investment &  Development
Company, a Boston- based real estate investment firm from 1987 through 1996. Ms.
O'Sullivan  attended The State University of New York at Stony Brook and Dowling
College,  Long  Island  where  she  received  a B.A.  degree  in  marketing  and
management.   Ms.  O'Sullivan's   certifications   included  National  Apartment
Association  CAPS;  State of Florida  Agency for Health  Care  Administration  -
Administrator; Department of Elder Affairs - Extended Congregate Care Certified,
FService Certified;  Alzheimer's Association,  Level I & Level II Certification;
and N.A.A. HUD Compliance.

         Messrs.  Paffendorf,  D'Andrea,  Frank,  Gabreski,  and Shields and Ms.
Govier are also officers and/or directors of Vanguard.

BOARD OF DIRECTORS COMPENSATION

         Outside  Directors are to be compensated at the rate of $6,000 per year
(payable in shares of Common Stock valued at fair market  value) plus $1,000 for each meeting attended.  In addition,  each non-employee  Director is eligible to participate in the UVH's 1996 Outside Directors' Stock Option Plan. UVH does not currently have an Audit Committee.  (Audit Committee  members are compensated at the rate of $1,000 per meeting when such meeting is not held in conjunction with a Board of  Directors  meeting and $500 per meeting when such meeting is held in conjunction with a Board of Directors meeting).

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section  16(a) of the  Securities  Exchange  Act of 1934,  as  amended, requires UVH's officers and Directors and persons who own more than five percent of a registered class of UVH's equity  securities,  to file reports of ownership and changes in ownership with the  Securities  aExchange  Commission.  Officers, directors  and  greater  than five  percent  stockholders  are  required  by the
Commission's  regulations  to furnish UVH with copies of all Section 16(a) forms they file.

                                    Number of Late Reports                               Number of Transactions Not
                                        In Fiscal 2000                                   Reported on a Timely Basis
                                    ------------------------------                       --------------------------

Item 10.  Executive Compensation

         The following table sets forth the total  compensation  for UVH's Chief
Executive Officer during the fiscal years ended March 31, 2000, 1999, and 1998.

                           SUMMARY COMPENSATION TABLE

                                                 Fiscal Year Ended                              Annual Compensation
Name and Principal Position                          March 31,                                       Salary
---------------------------                      -------------------                    -------------------------

Carl G. Paffendorf                                   2000                                     $100,000
Chief Executive Officer                              1999                                      100,000
                                                     1998                                      100,000

         No stock options were granted to the Chief Executive Officer during the fiscal year ended March 31, 2000.

         The   following   table  sets  forth  certain   information   regarding
unexercised  stock options held by the Chief  Executive  Officer as of March 31,
2000.  No options  were  exercised  by such person  during the fiscal year ended
March 31, 2000.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                            Number of Unexercised
                                                                                          Options at March 31, 2000
Name                                                                                     Exercisable/Unexercisable
----                                                                                    ---------------------------

Carl G. Paffendorf......................................................................       6,800/9,200

LONG-TERM INCENTIVE AND PENSION PLANS

         UVH does not have any long-term  incentive or defined  benefit  pension plans.

EMPLOYMENT AGREEMENT

         Effective  April 1, 1996,  Mr.  Paffendorf  entered  into a  three-year employment  agreement  with  UVH,  pursuant  to which  he  serves  as its  Chief
Executive  Officer.   Mr.   Paffendorf's  annual  cash  compensation  under  the
employment agreement is $100,000.  Mr. Paffendorf has agreed not to compete with
UVH  during  the  term  of his  employment  and  for a  period  of  three  years thereafter,  and he  will  not,  without  UVH's  written  consent,  solicit  the residents of facilities owned or managed by UVH or any management contract owned or  being  negotiated  by UVH or its  subsidiaries  for a  period  of 24  months following  the  end of the  term  of his  employment  agreement.  The  agreement
automatically   renews  for  successive   one-year  terms  unless  either  party
terminates  the  agreement at least 45 days prior to the end of the initial term or any subsequent term. UVH may terminate the agreement for "cause" (a breach of the terms and conditions of the  agreement)  upon 3days' prior written notice to
Mr. Paffendorf.

STOCK OPTION PLANS

         1991  INCENTIVE  STOCK OPTION PLAN.  Under UVH's 1991  Incentive  Stock
Option Plan (the "Incentive Plan"),  210,000 shares of Common Stock are reserved for issuance upon texercise of stock options.  As of March 31, 2000,  options to purchase an aggregate of 71,412  shares of Common Stock were  outstanding  under the Incentive Plan. The Incentive Plan is designed as a means to attract, retain and motivate key  employees.  The Stock Option Plan  Committee  administers  and interprets the Plan.

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

         1996  OUTSIDE   DIRECTORS'   STOCK  OPTION  PLAN.  UVH's  1996  Outside
Directors' Stock Option Plan (the  "Directors'  Plan") provides for the grant of options  to  purchase  Common  Sof UVH to  non-employee  directors  of UVH.  The
Directors'  Plan authorizes the issuance of a maximum of 90,000 shares of Common
Stock.  As of March 31, 2000,  options to purchase an aggregate of 13,200 shares of Common Stock were outstanding under the Directors' Plan.

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

         Prior to the adoption of the Directors'  Plan,  options had been issued
to  outside  directors,   of  which  options  to  purchase  30,360  shares  were
outstanding at March 31, 2000.

BOARD  OF  DIRECTORS  INTERLOCKS  AND  INSIDER   PARTICIPATION  IN  COMPENSATION
DECISIONS

         Carl G. Paffendorf, UVH's Chief Executive Officer,  participated in the decisions of UVH's Board of Directors  concerning executive office compensation.
However,   Mr.   Paffendorf   abstained  from   decisions   concerning  his  own
compensation.

BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

         The goal of the  Board of  Directors  is to  establish  a  motivational compensation  plan for  executives  that will  enable UVH to attract  and retain those  individuals  deemed  most  qualified  to improve  and  enhance its future performance. As part of its periodic review of executive compensation, the Board of Directors  considers such factors as level of  responsibility,  UVH's general growth,  improved financial condition,  compensation of executives at comparable companies and other relevant factors.  The Board of Directors  strongly believes that by providing  those  persons who have  substantial  responsibility  for the management and growth of UVH with an opportunity to increase their  ownership of
UVH stock,  the best interests of  stockholders  and executives  will be closely aligned.  Therefore,  the Board of  Directors  included  executives  as eligible employees under UVH's Incentive Plan, whereby executives are eligible to receive stock options that gthem the right to purchase  shares of Common Stock of UVH at specified prices in the future.

         The Board of Directors believes executive  compensation  should be tied to benefits  directly  accruing to  stockholders  from  positioning  UVH to grow through  acquisitions,  increases in stockholders' equity and improved operating results.  As indicated in the discussion above, the Board of Directors  believes that  UVH's  executive  compensation  should  be  first  and  foremost  based on financial  performance and returns to stockholder.  The  compensation  levels of
UVH's officers are based on these two factors.

         The  Board  of  Directors  will  continue  to  monitor  the  level  and effectiveness of executive compensation.

PERFORMANCE GRAPH

         There has not been a public  market for UVH's Common Stock for the past five years. Consequently, no performance graph is being filed with this report.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

         The  following  table  sets forth  certain  information  regarding  the beneficial  ownership of the UVH's Common Stock as of March 31, 2000 by (i) each person who is known by UVH to be the  beneficial  owner of more than 5% of UVH's
Common Stock,  (ii) each director and each executive  officer  (including shares owned by spouse or in trust),  and (iii) all directors and executive officers as a group.  Except as otherwise noted, each person maintains a business address at
c/o United Vanguard Homes,  Inc., 4 Cedar Swamp Road, Glen Cove, New York 11542,
and has sole voting and investment  power over the shares shown as  beneficially owned.

                                                                                                            Percent of
                                                                                                           Outstanding
                                                                          Shares Beneficially                 Common
                                                                                  Owned                       Stock
                                                                          -------------------              -----------

Vanguard Ventures, Inc...................................................        2,703,862                  82%
Carl G. Paffendorf.......................................................        2,754,843    (1)           83%
Benjamin Frank...........................................................           23,932    (2)            *
Francis S. Gabreski......................................................           39,860    (3)            *
Robert S. Hoshino, Jr....................................................           31,067    (4)            *
James E. Eden............................................................            6,050    (5)            *
Directors and Executive Officers,
as a group (9 Persons)...................................................        2,890,932    (6)           87%

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
         31, 2000.

(2)      Includes  14,760  shares of Common  Stock  issuable  upon  exercise  of options and convertible  securities exercisable within 60 days of March
         31, 2000.

(3)      Includes  28,610  shares of Common  Stock  issuable  upon  exercise  of options and convertible  securities exercisable within 60 days of March
         31, 2000.

(4)      Includes  11,000  shares of Common  Stock  issuable  upon  exercise  of options and convertible  securities exercisable within 60 days of March
         31, 2000.

(5)      Includes 3,800 shares of Common Stock issuable upon exercise of options and  convertible  securities  exercisable  within  60 days of March 31,
         2000.

(6)      Includes  110,950  shares of Common  Stock  issuable  upon  exercise of options and convertible  securities exercisable within 60 days of March
         31, 2000.

Item 12.          Certain Relationships and Related Transactions.
                  ----------------------------------------------

DUE FROM AFFILIATES

         UVH is owed by Vanguard  Ventures,  Inc. and affiliates  cash advances, unpaid management fees, interest and other revenues.  These amounts consisted of the following as of March 31 :

                                       24

                                                                                             2000               1999
                                                                                             ----               ----

Due from Vanguard                                                                          $3,809,713         $3,835,393
Due from Phoenix Lifecare Corp.

  and Whittier Towers, Inc.                                                                 (293,318)            374,951
Due from Vanguard affiliated
limited partnerships (Vanguard is

General Partner)                                                                                                 166,871
                                                                                            ---------
Management fees and cash
advances
due from affiliated companies                                                               4,191,393          2,976,917
                                                                                            ---------          ---------
                                                                                           $7,707,788         $7,354,132
                                                                                           ==========         ==========

         See  Footnote  3  to  UVH's   financial   statements   for   additional
information.

         UVH anticipates that the types of transactions referred to in the above chart will continue in the future.

GUARANTEES

         UVH and  affiliates  guaranteed  certain debt as of March 31, 2000,  as follows:

                                                                                                         Amount As of
     Guarantor(s)                    Maker(s)                   Lender/Obligee                           March 31, 2000
--------------------------    --------------------------    --------------------------            --------------------------

Vanguard and Paffendorf       UVH                           State Bank of Long
                                                            Island                                          $   389,000
Vanguard                      Hillside Terrace, Inc.        Great-West Life                                   2,136,042
Vanguard                      Whitcomb Tower Corp.          Great-West Life                                   1,993,501
UVH, Vanguard and             CBF Building Company          State Bank of Long                                1,500,000
Paffendorf                                                  Island

         The Great-West  mortgage on Whittier Towers was $3,872,410 at March 31,
2000 and is due December 31, 2001. A default under Whittier Towers mortgage is a default  under  the  Hillside  Terrace  and  Whitcomb  mortgages.  See  Item  2,
"Description of Property - Mortgage Debt."

         In October 2000,  UVH borrowed  $600,000 from State Bank of Long Island for Camelot Cove start-up  marketing  expenses,  repayment of certain debt,  and working capital. This loan is guaranteed by Vanguard and Mr. Paffendorf.

         In January 2001,  UVH borrowed  $250,000 from State Bank of Long Island for working capital. This loan is guaranteed by Vanguard and Mr. Paffendorf.

         See also  "Camelot  Village at  Huntington,  Inc.,""  Whittier  Towers,
Inc.," and "Camelo  Cove,  LLC,"  discussed  below,  for  information  regarding additional guarantees of UVH.

LEASE OF CORPORATE OFFICE

         UVH leases its offices in Glen Cove, New York,  3,500 square feet, from
CBF Building  Company,  a limited  partnership  in which Vanguard is the general partner.  Annual calendar year base rent was $40,977 in 2000. UVH has sublet 550 square  feet of its space to  Vanguard  othe same terms as UVH's lease with CBF.
The lease  grants  Tenant two options to renew,  each for five years at the then prevailing  base rent plus 3 percent per annum  increases  each year. In January
2000, UVH exercised its first five-year option to renew.

         In November and December  1999, CBF borrowed an aggregate of $1,500,000 from State Bank of Long  Island,  the  proceeds of which were used  primarily to improve the Glen Cove building.  UVH,  Vanguard,  and Mr. Paffendorf  guaranteed this loan.  It is  anticipated  that this  mortgage  loan will be  increased  to
$1,900,000 in Fiscal 2002.

WHITTIER TOWERS, INC.

         Whittier  Towers,  Inc.  ("Whittier"),  owned by Phoenix Lifecare Corp.
("Phoenix")  (discussed  below),  has  agreed to pay UVH a  management  fee of 5 percent of the gross operating income of Whittier  Towers.  The agreement may be terminated  by either party upon 30 days' prior written  notice.  In April 2001,
Whittier was closed and Whittier has no operating income.

         UVH has an option to purchase Whittier Towers at a purchase price equal to the  appraised  fair market  value but not less than the current  outstanding balance  of the first  mortgage.  In Fiscal  1998 UVH agreed to  relinquish  its option  rights  effective  upon the sale of the Whittier  Towers  facility to an unaffiliated  buyer and  payment  to UVH:  (i)  payment  of  accrued  but unpaid management  fees since April 1, 1996, (ii) sums paid by UVH on or after April 1,
1996 to fund capital  improvements  at the premises,  (iii) sums spent by UVH to fund negative cash flow of Whittier  Towers on or after April 1, 1996,  and (iv)
interest  at 12 percent  per annum on the sums  referred to in items (i) through
(iii).  In  addition,  50 percent of the  remaining  net  profit  (i.e.,  net of brokerage fees,  closing costs,  mortgage debt,  etc.), if any, shall be paid to
UVH.

         In December 2000 UVH guaranteed the collection of a $58,379  promissory note issued by Whittier to a vendor.

         In February 2001 UVH guaranteed a $1.2 million loan by an institutional lender to four borrowers, of which three are UVH subsidiaries (Hillside Terrace,
Olds Manor, and Whitcomb Tower); the fourth borrower is Whittier.

PHOENIX LIFECARE CORP.

         In Fiscal  2000 and  Fiscal  2001,  certain  officers  of UVH were also officers of  Phoenix,  and a non-UVH  employee  director of UVH was one of three owners of Phoenix. Phoenix, a 501(c)(3)

organization, owns Presidential Care Corp. and Whittier and provided home health cservices to residents of Whittier Towers and Whitcomb Tower in those years.

         Phoenix employs UVH for management and administrative services required in connection  with Phoenix's  home health care  operations for a fee equal to 5 percent of the gross operating income of Phoenix.

         Whitcomb   Tower   Corporation   ("Whitcomb"),    leases   to   Phoenix
approximately 450 square feet at Whitcomb Tower, located at 509 Ship Street, St.
Joseph,  Michigan,  for rent of $2,000  (which  includes  food  service cost for tenant's staff) per month. UVH believes that this rent is amarket.

         Whitcomb  acts as the agent of  Phoenix in the  collection  of fees and changes incurred by residents of apartments at The Whitcomb with respect to home health care services provided by Phoenix.

         In May 2000 Whitcomb and Hillside  Terrace,  Inc.  agreed to sell their retirement  facilities  to  subsidiaries  of Phoenix for an  aggregate  of $12.6 million,  payable in cash at closing.  The sales  price is based upon  appraised fair market value and third party offers.  The  transactions  are subject to the purchasers'  obtaining  $11,340,000 of mortgage financing.  UVH will continue to manage these  properties  post- closing under  five-year  management  agreements which  provide  for  compensation  equal to 5  percent  of gross  revenues  from operations  or $10,000 per month,  whichever  is greater.  As of March 31, 2001, mortgage financing had not been obtained.

PRESIDENTIAL CARE CORP.

         Presidential Care Corp.  ("Presidential")  is a 501(c)(3)  organization owned by Phoenix, organized to acquire land in Hollywood,  Florida upon which an assisted  living  facility  has been  built.  Certain  officers  of UVH are also officers of  Presidential.  UVH has the development and management  contracts on this property,  for which it is being paid a 7 1/2 percent  development  fee and will be paid a 5 percent  management  fee. UVH has an option to purchase at fair market value, exercisable at any time until December 31, 2005.

         In March 1999, UVH agreed to pay Presidential's  architects $90,915 out of  development  fees  earned  by UVH from  the  Presidential  Place  retirement facility.

         At March 31, 2000,  $826,584 in development  fees and advances were due
UVH from Presidential.

         It is  anticipated  that UVH will  guarantee  the payment of a $150,000 promissory  note to be issued by  Presidential  in Fiscal 2002 to the builder of
Presidential Place.

         In  consideration  of the  commitment  of  Vanguard  to  advance  up to
$800,000 to fund the  acquisition  and  development  costs of an assisted living facility on the  Hollywood,  Florida  site,  UVH will  receive a sum equal to 50 percent of the net proceeds from the sale of the assisted living facility.

CAMELOT VILLAGE AT HUNTINGTON, INC.

         C. V. Holding  Corp.  ("C.V.") is a New York  corporation  organized in
1996 to  acquire  land in  Huntington,  New York upon which an  assisted  living facility  will be built.  In  December  1999 C.V.  sold the  property to Camelot
Village at Huntington, Inc., a subsidiary of Ufor $3,800,000, in connection with
a  $23,000,000   financing  from  the  Suffolk  County  (New  York)   Industrial
Development  Agency, a portion of the proceeds of which will be used to build an assisted living facility.

         Carl G. Paffendorf,  UVH's Chief Executive Officer,  Robert S. Hoshino,
Jr., and Benjamin  Frank,  Directors of UVH,  comprise the Board of Directors of
C.V. Mr.  Paffendorf owns 872 shares of Class B stock of Camelot (out of a total of 2,800 shares  issued) for an investment  of $872,000,  the same price paid by unaffiliated persons, $1,000 per share. Mr. Hoshino owns 70 Class B shares, also purchased at $1,000 per share. C.V.  shareholders  became entitled to 50 percent of the net proceeds from the sale of the property in December 1999,  unless they elect to continue  their  interests  in C.V.,  which has acquired an interest in
Camelot Cove, LLC.

         At March 31, 2000,  $96,510 in  development  fees and advances were due
UVH from C.V.

CAMELOT COVE, LLC

         Camelot  Cove,  LLC  ("Camelot  Cove") is a New York limited  liability company which plans to build and operate a 360-unit  continuing  care retirement community on a 6-acre site located in North  Bergen,  New Jersey  between  River
Road and the Hudson River  overlooking  Manhattan  to the East.  UVH located the site on behalf of Camelot Cove,  and Camelot Cove has a long ground lease of the site,  with  option  to  purchase.  UVH will  develop  the  facility,  including
supervision  of  construction,   marketing,   and  arranging  financing.   After
construction has been completed, UVH will be the managing agent and will have an option to buy the  facility.  Camelot Cove is owned  49.9999  percent by UVH and
49.9999 percent by United  Vanguard Homes,  LLC, of which UVH owns 99 out of 100 issued Membership Interests.

         UVH will develop the North Bergen, New Jersey facility and will provide services, including:  oversight of zoning matters, architectural floor plans and design,  project financing,  marketing,  creation and implementation of computer programs, records, budgets, the facility's furnishings and fixtures, and rent-up for the period prior to the completion of construction and occupancy.  UVH shall be paid a fee  equal to 7.5  percent  of the total  costs  for such  development services.

         After the facility is constructed,  a subsidiary of UVH will manage the facility for aannual fee of 5 percent of gross revenues from operations,  with a minimum of $12,000 per month.

         UVH has an option to acquire the  facility at fair market  value at any time during the  five-year  period  after it attains  stabilized  occupancy  (85 percent). The option price will be at appraised fair market value, provided that in no event shall the purchase price be less than mortgage debt on the property, plus (i) a sum equal to amounts originally paid for then outstanding  Membership
Interests less any return of capital  previously  paid and (ii) all  accumulated but unpaid dividends.  In the event UVH does not exercise its option to purchase the facility, Camelot Cove will have the right to sell the North Bergen facility to the highest bidder.  Alternatively,  Camelot Cove will have the right to sell the facility to UVH, and UVH must  purchase the facility at the  appraised  fair market value.  Camelot Cove will exercise this right upon the written request of the  holders  of a  majority  of the  Class A  Membership  Interests,  excluding
Interests owned by UVH.

         In  consideration  of development,  management,  and option  agreements entered into or to be entered into between Camelot cove and UVH and UVH's equity interest in Camelot Cove, the following transactions have been agreed to:

(1)      UVH  obtained  a  $500,000  letter of Credit  from  State  Bank of Long island, required by LPM Associates,  LLC, the landlord under the Ground
         Lease of the North Bergen  property,  to secure a commitment  of United
         Vanguard  Homes,  LLC to lend $2,350,000 to LPM. This involved a pledge of a $250,000  certificate  of deposit to  collateralize  the  $500,000
         Letter of Credit (which Letter of Credit was  personally  guaranteed by
         Carl G. Paffendorf). The $2,100,000 of the loan was made in March 2000.
         The Letter of Credit has been returned.

(2)      UVH  guaranteed  $270,000  of 15  percent  Promissory  Notes  issued to private investors and due in December 2000,  unless prepaid,  issued by
         Camelot Cove, which sum was used for project development costs.

(3)      UVH  guaranteed  the  payment  of  interest  on  up to  $10,000,000  of
         Convertible Promissory Notes to be issued to investors by Camelot Cove.
         The Notes bear  interest at 1percent  per annum for five years  (unless prepaid),  which  interest rate will increase to 13 percent if the term of the Note is extended by the maker for a sixth year and  increased to
         14  percent if the term is  extended  to seven  years.  As of March 31,
         2001, $6,432,223 of Notes had been sold.

(4)      UVH has agreed to  purchase  all  Camelot  Cove 12 percent  Convertible
         Promissory Notes not sold to investors.

(5)      It has  been  agreed  that  neither  UVH nor any  AFFILIATE  of UVH (as defined  below) will enter into any  contract  with Camelot Cove unless the terms of such contract are  reasonable and fair to Camelot Cove and the fees charged for services rendered or other charges  thereunder are not in excess of those  customarily  charged  for  similar  services or items in the  same  locale.  (An  AFFILIATE  of UVH is (a) any  person, including a  corporation,  partnership,  lliability  company,  or other business association,  directly or indirectly owning,  controlling,  or holding  with  power  to  vote,  five  percent  (5%)  or  more  of  the outstanding  voting  securities  of UVH, (b) any  corporation  or other business association five percent (5%) or more of whose

         outstanding voting securities are directly or indirectly controlled, or held with power to vote, by UVH, (c) any person  directly or indirectly controlling,  controlled  by, or under common  control with UVH, or (d)
         any executive officer or director of UVH.)

(6)      So long as UVH's guarantee of interest on the Notes is outstanding, UVH will not liquidate its business or declare any cash dividends, if after giving effect to such dividend UVH's ability to meet its obligations to the Camelot Cove Noteholders is impaired.

(7)      Camelot Cove has agreed that it will not issue more than $10,000,000 of its 12 percent Convertible Promissory Notes without the written consent of UVH.

         In Fiscal 2001 Carl G. Paffendorf  purchased a $500,000 and as of March
31, 2001 Benjamin Frank  beneficially  owned a $100,000  Camelot Cove 12 percent
Convertible Promissory Note. Mr. Paffendorf has converted his $500,000 Note into
50,000  Camelot  Cove,  LLC Class A Membership  Interests.  There are  4,000,000
Membership  Interests  authorized,  of which 2,000,000 are Class A and 2,000,000 are Class B. The Member  Interests  have the same rights and  privileges  except that Class A Membership Interests are non-voting except as required by law or by the Operating Agreement of the issuer .

         At March 31, 2000, $1,099,480 in development fees and advances were due
UVH from Camelot Cove.

         In  Fiscal  2001,  UVH  issued  Camelot  Cove  a  12  percent  $570,200
Promissory  Note, due April 15, 2002, which Note has been guaranteed by Vanguard and is secured by 273,807  shares of UVH Common Stock owned by  Vanguard.  These pledged  shares also  secure a  $1,200,000  demand loan made by Camelot  Cove to
Vanguard.

CONSULTING AGREEMENT

Under  Agreement  dated  December 1, 1999, UVH hired Laird  Lifecare,  Ltd. as a consultant  ("Consultant")  in the  development  and  management  of  retirement facilities.  During  the period  December  1, 1999  through  December  31,  2000
Consultant provided approximately 20 percent of the time (i.e., approximately 34 hours per  month) of Larry L.  Laird and  approximately  80  percent of the time
(i.e.,  approximately  139 hours per  month) of Tara  O'Sullivan.  Mr.  Laird is
President of UVH Management Corp.,  UVH's property manager  subsidiary,  and Ms.
O'Sullivan was Vice President - Operations of UVH and Interim  Administrator  of
the Presidential Place retirement facility in Hollywood, Florida in Fiscal 2001.
UVH paid Consultant $10,000 per month until December 31, 2000. Effective January
1, 2000 the  Consultant's  Agreement was amended to reduce the  compensation  to
$3,333  per  month to  reflect  the fact that Ms.  O'Sullivan  was to be paid by
Presidential  Care Corp.  rather than by  Consultant.  Ms.  O'Sullivan  left the employ of Presidential  Care Corp. in Fiscal 2002. The Consulting  Agreement was
terminated in Fiscal 2002.

                               POWERS OF ATTORNEY

         United  Vanguard  Homes,  Inc.  and each of the  undersigned  do hereby appoint Paul D'Andrea,  Alan Guttman,  and Carl G. Paffendorf,  and each of them severally,  its or his true and lawful ato execute on behalf of United  Vanguard
Homes,  Inc. and the  undersigned  any and all  amendments to this Report and to file same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange  Commission.  Each of such attorneys shall have the power to act hereunder with or without the other.

                                   SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the  undersigned  thereunto duly authorized on the 15th day of May
2001 .

                                        UNITED VANGUARD HOMES, INC.
                                        (Registrant)

                                        By: /s/ Carl G. Paffendorf
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

    Signatures                                             Title                                 Date
    ----------                                             -----                                 ----

/s/ Paul D'Andrea                                  Vice President - Finance             May 15, 2001
---------------------------------                  (Principal Financial
Paul D'Andrea                                      Officer and Principal
                                                   Accounting Officer)

/s/ Benjamin Frank                                 Director                             May 15, 2001
--------------------------------
Benjamin Frank

/s/ Francis S. Gabreski                            Director                             May 15, 2001
--------------------------------
Francis S. Gabreski

/s/ Carl G. Paffendorf                             Chairman of the Board                May 15, 2001
---------------------------------                  and Chief Executive
Carl G. Paffendorf                                 Officer

/s/ Robert S. Hoshino, Jr.                         Director                             May 15, 2001
--------------------------------
Robert S. Hoshino, Jr.

/s/James E. Eden                                              Director                           May 15, 2001
--------------------------------
James E. Eden

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K

    (a)  EXHIBITS

           None

    (b)  REPORTS ON FORM 8-K

           UVH filed no reports on Form 8-K during the quarter ended March 31,
2000.

                           UNITED VANGUARD HOMES, INC.
                                AND SUBSIDIARIES

                        REPORT ON AUDITS OF CONSOLIDATED
                              FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2000 AND 1999

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

              REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2000 AND 1999

                                    CONTENTS

                                                                           Page
                                                                           ----

Independent Auditors' Report                                               F-2

Consolidated balance sheets at March 31, 2000 and 1999                     F-3

Consolidated statements of income for the
   years ended March 31, 2000 and 1999                                     F-4

Consolidated statement of stockholders' equity (deficiency)
   for the years ended March 31, 2000 and 1999                             F-5

Consolidated statements of cash flows for the years
   ended March 31, 2000 and 1999                                           F-6

Notes to consolidated financial statements                           F-7 - F-19

                          Independent Auditors' Report

Board of Directors
United Vanguard Homes, Inc.

We have audited the consolidated  balance sheets of United Vanguard Homes,  Inc.
and  Subsidiaries  as of March 31,  2000 and 1999 and the  related  consolidated statements of income,  stockholders'  equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the  Company's  management.  Our  responsibility  is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audit to obtain reasonable  assurance about whether the consolidated financial  statements  are free of  material  misstatement.  An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the  consolidated  financial  statements.  An audit also includes  assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall  consolidated  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly,  in all material  respects,  the financial  position of United  Vanguard
Homes,  Inc. and  Subsidiaries as of March 31, 2000 and 1999, and the results of their  operations  and their cash  flows for the years then ended in  conformity with accounting principles generally accepted in the United States of America.

/s/ HOLTZ RUBENSTEIN AND CO., LLP

Melville, New York
October 16, 2000 (except for Note 4, as to
   which the date is November 28, 2000)

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,
                                                                -----------------------------
               ASSETS                                               2000             1999
               ------                                           ------------   --------------

CURRENT ASSETS:
   Cash and cash equivalents                                   $    131,830    $    430,711
   Accounts receivable, less allowance for doubtful accounts
      of $64,000 and $91,000 in 2000 and 1999, respectively         291,949         452,042
   Due from affiliates, net (Note 3)                              1,195,990         763,952
   Prepaid expenses and other                                       407,085         157,514
                                                               ------------    ------------
         Total current assets                                     2,026,854       1,804,219
                                                               ------------    ------------

PROPERTY AND EQUIPMENT, net (Note 2 and 5)                        6,531,662       2,985,652
                                                               ------------    ------------

OTHER ASSETS:
   Restricted assets                                             19,343,644         166,000
   Due from affiliates, net (Note 3)                                826,584         729,117
   Bonds closing costs (net of accumulated amortization
      of $7,596)                                                    978,131            --
   Capitalized project costs                                        593,155            --
   Other assets                                                     171,869         181,553
                                                               ------------    ------------
                                                                 21,913,383       1,076,670
                                                               ------------    ------------

                                                               $ 30,471,899    $  5,866,541
                                                               ============    ============

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Current portion of long-term debt (Note 4)                  $    745,225    $    461,900
   Current portion of capital lease obligations (Note 5)             24,073          14,707
   Accounts payable                                                 625,263         389,711
   Accrued expenses                                                 776,381         604,561
   Public offering costs                                            114,373         198,721
   Deferred income                                                     --             7,200
   Income taxes payable                                              25,238         131,368
                                                               ------------    ------------
         Total current liabilities                                2,310,553       1,808,168
                                                               ------------    ------------

RESIDENT SECURITY DEPOSITS                                          277,941         289,870
                                                               ------------    ------------

LONG-TERM DEBT, less current portion (Note 4)                    29,146,129       6,266,724
                                                               ------------    ------------

CAPITAL LEASE OBLIGATIONS (Note 5)                                   83,984          41,399
                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES  (Note 7)

STOCKHOLDERS' EQUITY (DEFICIENCY):  (Note 8)
   Preferred stock, $.001 par value; 1,000,000 shares
      authorized; none issued and outstanding                          --              --
   Common stock, $.01 par value; authorized 14,000,000
      shares; issued and outstanding, 3,324,265 shares
      and 3,313,265 shares in 2000 and 1999, respectively            33,243          33,133
   Additional paid-in capital                                     7,041,938       7,009,048
   Accumulated other comprehensive loss                             (14,936)           --
   Deficit                                                       (8,406,953)     (9,581,801)
                                                               ------------    ------------
                                                                 (1,346,708)     (2,539,620)
                                                               ------------    ------------

                                                               $ 30,471,899    $  5,866,541
                                                               ============    ============

                 See notes to consolidated financial statements

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Years Ended
                                                                         March 31,
                                                                --------------------------
                                                                    2000            1999
                                                                -----------    -----------
OPERATING REVENUES:
   Resident services                                            $ 4,842,904    $ 4,943,342
   Health care services                                           2,849,103      2,765,919
   Management fees                                                  110,669        151,562
   Development fees                                               1,119,097      1,034,585
                                                                -----------    -----------
                                                                  8,921,773      8,895,408
                                                                -----------    -----------

OPERATING EXPENSES:  (Note 7)
   Residence operating expenses                                   6,454,655      6,444,584
   General and administrative                                       788,529        811,420
   Depreciation and amortization                                    243,275        258,242
   Provision for (recovery of) loss on advances to affiliates       (51,660)       226,424
                                                                -----------    -----------
                                                                  7,434,799      7,740,670
                                                                -----------    -----------

         Income from operations                                   1,486,974      1,154,738
                                                                -----------    -----------

OTHER INCOME (EXPENSES):
   Interest expense, net                                           (546,514)      (521,173)
   Other income (Note 9)                                            222,061        511,702
   Adjustment of public offering costs                               84,348         42,920
                                                                -----------    -----------
                                                                   (240,105)        33,449
                                                                -----------    -----------

         Income before income taxes                               1,246,869      1,188,187

INCOME TAXES (Note 6)                                                72,021         80,786
                                                                -----------    -----------

         NET INCOME                                             $ 1,174,848    $ 1,107,401
                                                                ===========    ===========

NET INCOME PER COMMON SHARE:
   Basic                                                        $       .35    $       .33
                                                                ===========    ===========

   Diluted                                                      $       .35    $       .33
                                                                ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
   AND COMMON EQUIVALENT SHARES
   OUTSTANDING:
      Basic                                                       3,317,848      3,311,890
                                                                ===========    ===========

      Diluted                                                     3,351,148      3,346,090
                                                                ===========    ===========

                 See notes to consolidated financial statements

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                       YEARS ENDED MARCH 31, 2000 AND 1999

                                                                                  Accumulated
                                                                                     Other
                                                                   Additional       Compre-
                                                                     Paid-in          sive
                                        Shares        Amount         Capital          Loss          Deficit               Total
                                        ------        ------         -------          ----          -------               -----

BALANCE, March 31, 1998                3,309,890    $  33,099     $ 6,998,957      $      -     $(10,689,202)          $(3,657,146)

Shares issued as compensation              3,375           34          10,091             -                -                10,125
Net income                                     -            -               -             -        1,107,401             1,107,401
                                       ---------    ---------     -----------      ---------    ------------           -----------

BALANCE, March 31, 1999                3,313,265       33,133       7,009,048             -       (9,581,801)           (2,539,620)

Comprehensive Income:
   Net income                                  -            -               -             -        1,174,848             1,174,848
   Other comprehensive loss                    -            -               -       (14,936)               -               (14,936)
                                       ---------    ---------     -----------      ---------    ------------           -----------

                                               -            -               -       (14,936)       1,174,848             1,159,912

Shares issued as compensation             11,000          110          32,890             -                -                33,000
                                       ---------    ---------     -----------      ---------    ------------           -----------

BALANCE, March 31, 2000                3,324,265    $  33,243     $ 7,041,938      $(14,936)     $(8,406,953)          $(1,346,708)
                                       =========    =========     ===========      =========    ============           ===========

                 See notes to consolidated financial statements

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years Ended
                                                                                  March 31,
                                                                       ----------------------------
                                                                             2000            1999
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $  1,174,848    $  1,107,401
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                      243,275         258,242
         Common stock issued for services                                    33,000          10,125
         Decrease in allowance for doubtful accounts                        (27,000)           --
         Changes in operating assets and liabilities:
            (Increase) decrease in assets:
               Accounts receivable                                          187,093         168,585
               Due from affiliates                                         (529,505)     (1,313,517)
               Prepaid expenses and other current assets                   (249,571)         19,609
               Development fees and advances                                   --           981,000
               Other assets                                                     359          (2,256)
            Increase (decrease) in liabilities:
               Accounts payable                                             235,552          39,467
               Accrued expenses and public offering costs                    87,472         (93,870)
               Income taxes payable                                        (106,130)        (24,948)
               Deferred income                                               (7,200)          7,200
               Resident security deposits                                   (11,929)          7,570
                                                                       ------------    ------------
         Net cash provided by operating activities                        1,030,264       1,164,608
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of securities                                               (18,892,775)           --
   Purchase of property and equipment                                    (3,700,752)     (1,116,138)
   Capitalized project costs                                               (593,155)           --
   Deferred bond closing costs                                             (985,727)           --
                                                                       ------------    ------------
         Net cash used in investing activities                          (24,172,409)     (1,116,138)
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings on long term debt                            23,630,000         750,000
   Principal repayments of long term debt                                  (467,270)       (541,553)
   Principal repayments of capital lease obligations                        (19,661)        (24,746)
   Increase in restricted cash financing                                   (299,805)        (57,648)
                                                                       ------------    ------------
         Net cash provided by financing activities                       22,843,264         126,053
                                                                       ------------    ------------

Net (decrease) increase in cash                                            (298,881)        174,523

Cash and cash equivalents, beginning of year                                430,711         256,188
                                                                       ------------    ------------

Cash and cash equivalents, end of year                                 $    131,830    $    430,711
                                                                       ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                         $    219,990    $    604,991
                                                                       ============    ============
      Income taxes                                                     $    178,151    $    105,734
                                                                       ============    ============
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   During 2000 the Company entered into capital leases
      for furniture and equipment aggregating approximately $72,000

                 See notes to consolidated financial statements

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2000 AND 1999

1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         a.   Nature of business
              ------------------

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

         As of March 31,  2000 the  Company is  consolidating  its  wholly-owned
subsidiary  Camelot  Village  at  Huntington,  Inc.  ("Camelot-Huntington"),   a
development stage company, into these consolidated financial statements.

         Camelot-Huntington  is a New York  corporation  that was formed for the purpose of developing and owning a residential  retirement center in Huntington,
New York. This center will be operated by an affiliate of UVH, and will provided assisted living services for residents on a  month-to-month  basis.  The company incurred a net loss of  approximately  $15,000  for the period  December 7, 1999
(inception) through March 31, 2000. This is due to the fact that the company has been in the development stage since inception.

         As of March  31,  2000,  Camelot-Huntington  is in the  pre-development state of  constructing  a facility on the  property  purchased.  The Company was issued Bonds from the Suffolk County  Industrial  Development  Agency (IDA) that are restricted to financing the  acquisition  of the land, and the  construction and equipping of the facility.

         b.   Basis of presentation
              ---------------------

              As  of  March  31,  2000,   the  Company  has  a   deficiency   in
stockholders'  equity of  $1,347,000  and a deficiency in working  capital.  The
Company's  lack of working  capital has limited the Company's  ability to pursue its  development  projects.  The Company  intends to finance its growth strategy through a variety of sources,  including  the sale of a portion of its operating
and  development  properties,   joint  ventures,   future  debt  offerings,  and
refinancing  a  substantial  portion  of the  Company's  mortgage  indebtedness.
Although  there  can  be no  assurance  that  any  of  the  strategies  will  be successful,  the Company  believes that the  underlying  value of its properties will allow the Company to successfully implement its strategies.

         c.   Principles of consolidation
              ---------------------------

              The consolidated  financial statements include the accounts of the
Company  and  its   wholly-owned   subsidiary   corporations.   All  significant
intercompany balances and transactions have been eliminated in consolidation.

         d.   Restricted assets

              The Company's  investments in marketable securities are classified as  available-for-sale.  These  investments  are  stated at fair  value with any unrealized  holding  gains or losses,  net of tax,  included as a  component  of stockholders' equity until realized.  Gains and losses on the sale of securities available-for-sale  are computed on the basis of specific  identification of the adjusted cost of each security. Interest income is reflected against capitalized interest costs.

 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Cont'd)
    --------------------------------------------------------------------

              The  carrying   amounts  of   investment   securities   and  their
approximate fair values at March 31, 2000 were as follows:

                                                                              Gross                Gross
                                                                           Unrealized           Unrealized              Fair
                                                          Cost                Gains               Losses                Value
                                                   --------------      ---------------      ----------------    ----------------
    Restricted securities available for sale:
          Construction Fund (a)                    $   13,800,702       $        -          $    24,486            $  13,776,216
          Capitalized Interest Fund (b)                 2,219,904                -                   -                 2,219,904
          Debt Service Reserve Fund (c)                 2,044,891                -                   -                 2,044,891
          Working Capital Reserve
              Fund (d)                                    504,113                -                   -                   504,113
          Lease-Up Reserve Fund (e)                       332,715                -                   -                   332,715
                                                   --------------       --------------       --------------        -------------

             Total                                 $   18,902,325       $        -          $    24,486            $  18,877,839
                                                 ================       ==============       ==============        =============

         (a) The Construction Fund represents  amounts invested in U.S. Treasury securities and is restricted in use for financing the costs  associated with the construction and equipping of the retirement facility.

         (b) The Capitalized  Interest Fund represents  amounts invested in U.S.
Treasury  securities  and is restricted in use for paying  interest on the Bonds during the construction period.

         (c) The Debt Service Reserve Fund represents  amounts  invested in U.S.
Treasury  securities  and is  restricted  in use  for  servicing  the  Company's obligations under the Installment Sale Agreement.

         (d) The Working  Capital Reserve Fund  represents  amounts  invested in
U.S.  Treasury  securities  and is  restricted  in use for the  construction  or acquisition  of capital  additions or  improvements  to the  facility,  renewal, renovation or  replacement  of any part of the facility,  or the  maintenance or repair of the facility of an extraordinary and nonrecurring nature.

         (e) The  Lease-Up  Reserve  Fund  represents  amounts  invested in U.S.
Treasury securities and is restricted in use to paying operating,  marketing and pre-opening  expenses of the facility and operating  expenses after the facility has been completed and is operating.

         Restricted  assets  at  March  31,  2000 and  1999  consist  of cash of
$465,805 and $166,000,  respectively, which $124,305 collateralizes an insurance bond required by Michigan State law for resident security deposits, and $341,500 in the form of  certificates of deposits the Company must maintain as collateral equal to 50% of the  credit  available  of two letter of credit  agreements.  In addition,  restricted  use cash  accounts  totaling  approximately  $156,000 and
$154,000 at March 31, 2000 and 1999, respectively, have been segregated pursuant to the terms of certain mortgage indebtedness,  which requires the net operating income of the Company's  residential  retirement centers, as defined, to be used to fund capital improvements and the related mortgage indebtedness.

         e.   Property and equipment
              ----------------------

              Machinery and equipment is stated at cost and is depreciated using accelerated methods over useful lives established under Federal income tax laws.
Such methods differ from generally accepted accounting principles; however, such differences are not considered material.  The cost and accumulated  depreciation for machinery and equipment sold, or otherwise disposed of, is relieved from the accounts and resulting gains or losses are reflected in income.

              Leasehold  improvements  are  amortized  over the  shorter  of the remaining life of the lease or the life of the improvements.

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Cont'd)
   --------------------------------------------------------------------

         f.   Income taxes
              ------------

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

         g.   Per share information
              ---------------------

              Basic  earnings  per common  share is computed  using the weighted average number of common shares outstanding during the period.  Diluted earnings per common  share is computed  using the  combination  of dilutive  common share equivalents and the weighted average number of common shares  outstanding during the period. Incremental shares of 33,300 and 34,200 during the years ended March
31, 2000 and 1999 were used in the  calculation  of diluted  earnings per common shares.

         h.   Stock-based compensation
              ------------------------

              The Company accounts for stock-based compensation  arrangements in accordance  with the provisions of Accounting  Principles  Board ("APB") Opinion
No. 25,  Accounting  for Stock Issued to  Employees,  and accounts for the stock issued for services  provided by others then  employees in  accordance  with and complies  with  the  disclosure  provisions  of SFAS  No.  123,  Accounting  for
Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference,  if any,  on the date of the  grant,  between  the fair value of the
Company's stock and the exercise  price. A new measurement  date for purposes of determining  compensation is established  when there is a substantive  change to the terms of an underlying option.

              In March 2000, the Financial  Accounting  Standards Board ("FASB")
issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving
Stock Compensation - an interpretation of APB Opinion No. 25, ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the  following:  the  definition  of an employee  for  purposes of applying  APB
Opinion No. 25; the  criteria  for  determining  whether a plan  qualifies  as a non-compensatory  plan; the accounting  consequence of various  modifications to the terms of previously issued fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business  combination.  FIN 44 is effective  July 1, 2000.  The Company will adopt the  provisions of FIN 44 in
Fiscal 2001.

         i.   Revenue recognition
              -------------------

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

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Cont'd)
   --------------------------------------------------------------------

         i.   Revenue recognition  (cont'd)
              -------------------

              Under  Medicare  and Medicaid  cost  reimbursement  programs,  the
Company is  reimbursed  for  services  rendered  to covered  patients.  Revenues derived from these programs are based in part on cost  reimbursement  principles
and  are  subject  to  examination   and  retroactive   adjustment.   Management
continuously  evaluates  the  outcome of these  reimbursement  examinations  and provides allowances for any potential adjustments. In the opinion of management, retroactive adjustments, if any, would not be material to the financial position or results of operations of the Company.

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

              In December 1999, the Securities and Exchange  Commission  ("SEC")
issued  Staff  Accounting  Bulletin  ("SAB") No.  101,  Revenue  Recognition  in
Financial  Statements,  ("SAB 101") which provides  guidance  related to revenue recognition based on interpretations  and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue  recognition as a cumulative change in accounting  principle at the time of implementation in accordance with
Accounting  Principles Board Opinion No. 20, Accounting Changes.  The Company is
required to implement SAB 101 no later than the fourth quarter of fiscal 2001 in accordance  with SAB No. 101B  "Delaying  Implementation  of SAB 101," which was issued in June 2000. The Company does not expect the  implementation  of SAB 101 to have a material effect on its financial position or results of operations.

         j.   Financial instruments and concentrations of credit risk
              -------------------------------------------------------

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

              A concentration  of credit risk exists with respect to amounts due from affiliates.

         k.   Use of estimates and other matters
              ----------------------------------

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

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Cont'd)
   --------------------------------------------------------------------

         k.   Use of estimates and other matters  (cont'd)
              ----------------------------------

              During fiscal 1997,  the Company  recorded a charge to earnings of approximately  $1,170,000  representing the total estimated costs of its aborted public offering. During fiscal 2000 and 1999 the Company revised its estimate to reflect  actual  costs  incurred  and,  accordingly,  recorded  other  income of approximately $84,000 and $43,000, respectively.

              The  Company   recorded  revenue  for  development  fees  services
provided to affiliates,  based upon a service completion  schedule.  As of March
31, 2000 and 1999,  revenues recorded  amounted to approximately  $1,119,000 and
$1,034,000, respectively.

              The  Company  is  self-insured  for health  insurance.  Losses are accrued based upon the Company's estimates of the aggregate liability for claims
incurred   based  on  prior   experience.   As  of  March  31,  2000  and  1999,
self-insurance  liabilities  amounts  to  approximately  $60,000  and  $143,000, respectively.

         l.   Comprehensive loss
              ------------------

              Other  comprehensive  income (loss) refers to revenues,  expenses, gains and  losses  that  under  generally  accepted  accounting  principles  are included in  comprehensive  income  (loss) but are  excluded  from net income as these amounts are recorded directly,  as an adjustment to stockholders'  equity.
The Company's other  comprehensive loss is comprised of net unrealized losses on marketable securities.

        m.    Statements of cash flows
              ------------------------

              For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments  purchased with a maturity of three months or less at date of purchase to be cash equivalents.

        n.    Reclassifications
              -----------------

              Certain items in the fiscal 1999 consolidated financial statements have been reclassified to conform to the fiscal 2000 classifications.

2.       PROPERTY AND EQUIPMENT, NET:

         Property and equipment, at cost, is summarized as follows:

                                                                        March 31,
                                                            -------------------------------
                                                              2000                   1999
                                                            ----------           ----------

         Land                                               $5,047,740           $1,622,408
         Buildings and improvements                          4,857,449            4,601,776
         Equipment                                           1,145,024            1,053,665
                                                            ----------           ----------
                                                            11,050,213            7,277,849
         Less accumulated depreciation and amortization      4,518,551            4,292,197
                                                            ----------           ----------

                                                            $6,531,662           $2,985,652
                                                            ==========           ==========

3.       RELATED PARTY TRANSACTIONS:

         a.   Due from affiliates, net
              ------------------------

              Amounts  due from  affiliates  consist  of cash  advances,  unpaid management fees, interest income and other revenue items. Most of the affiliated companies  have been operating at a loss and their  respective  ability to repay the cash advances and earned fees due to the Company is uncertain.  Accordingly, a reserve  for such  amounts  has been  provided  for by the  Company,  reducing revenues,  fees and interest income and providing for losses on cash advances to affiliates.  In the event such advances or fees are remitted by the  affiliates, the reserve is reduced and income is recorded.  The amounts due from  affiliates consist of the following:

                                                                                         March 31,
                                                                           -----------------------------------
                                                                                2000                    1999
                                                                           ------------           ------------

              Due from VVI                                                 $ 3,809,713            $  3,835,393
              Due from (to) the Whittier, Phoenix Lifecare Corp.
                 affiliated company                                           (293,318)                374,951
              Due from VVI affiliated limited partnership
                 (VVI is general partner)                                           -                  166,871
              Management fees and cash advances
                 due from affiliated companies                               4,191,393               2,976,917
                                                                           -----------            ------------
                                                                             7,707,788               7,354,132
              Less reserve for losses                                        5,685,214               5,861,063
                                                                           -----------            ------------

              Due from affiliates, net                                     $ 2,022,574            $  1,493,069
                                                                           ===========            ============

              At March  31,  2000 and  1999,  the  unreserved  amounts  due from affiliates represent development fees and advances from the following:

                                                                                         March 31,
                                                                           -----------------------------------
                                                                                2000                    1999
                                                                           ------------           ------------

              Camelot Cove, LLC                                            $ 1,099,480            $      4,079
              Presidential Care Corp.                                          826,584                 729,117
              CV Holding                                                        96,510                 759,873
                                                                           -----------            ------------
                                                                             2,022,574               1,493,069
              Less non-current                                                 826,584                 729,117
                                                                           -----------            ------------

                                                                           $ 1,195,990            $    763,952
                                                                           ===========            ============

              The Company is  currently  providing  development  services to two related parties, Presidential Care Corp. and Camelot Cove, LLC. Development fees to be earned on these projects aggregate approximately $8.5 million. As of March
31, 2000, total development fees earned approximate $1,630,000. Development fees are earned  upon  completion  of each  contract  phase,  which  consists  of the following:

              For locating the land, securing an option on the
                site, zoning application work, architectural,
                engineering, environmental and decorating
                 matters, and formation of model                                                            25%
              For arranging equity financing                                                                 5
              For obtaining zoning approval for retirement facility                                         20
              For construction management                                                                   25
              For marketing and hiring the initial operation staff                                          25
                                                                                                           ---

                                                                                                           100%
                                                                                                           ===

3.       RELATED PARTY TRANSACTIONS:  (Cont'd)
         --------------------------

         b.   Presidential

              The  unreserved  amount at March 31, 2000  represents  development fees of  $826,584  from  Presidential  Care  Corp.  ("Presidential"),  a Florida
not-for-profit  corporation  affiliated  with VVI.  The Company  entered  into a development  agreement on March 24, 1995 to plan, design,  develop and construct an assisted  living  retirement home in Hollywood,  Florida,  and to arrange for
permanent  and  interim  financing.   The  development  agreement  provides  for
compensation to the Company for locating the land,  zoning  application work and other services of 7 1/2% of the overall project cost (as defined),  payable upon commencement of construction.

              The     Company     recognizes     development     fees    on    a
percentage-of-completion  basis.  During  fiscal  2000,  the Company  recognized
$153,472 of development fees and received payments of $56,005.

         c.   C.V. Holding Corp. ("C.V. Holding")
              -----------------------------------

              During  fiscal  1999,  the  Company  entered  into  a  development agreement  with a  corporation,  organized  under the name  Camelot  Village  at
Huntington and now known as C.V. Holding Corp.,  owned by investors  relating to property  in  Huntington,  and  obtained an option to  purchase  the  underlying property.  During fiscal 2000,  the Company  formed a new  corporation,  Camelot
Village at  Huntington,  and  exercised its option to purchase the property from
C.V.  Holding.  Total fees and  advances of $293,764  were made to C.V.  Holding during fiscal 2000. All fees and advances to C.V.  Holding,  except for $96,510, were paid. The remaining balance was paid subsequent to March 31, 2000.

         d.   Phoenix Lifecare Corp. ("Phoenix")
              ----------------------------------

              Phoenix, a not-for-profit corporation affiliated with the Company, provides  health care  services to residents of the Whitcomb  Tower on behalf of the  Company.  The Company  earns a  management  fee from  Phoenix for  services rendered. The amounts due from Phoenix of $2,168,819 and $1,483,848 at March 31,
2000 and 1999,  respectively,  have been fully  reserved and no management  fees have been recognized during fiscal 2000 and 1999.

         e.   Camelot Cove, LLC
              -----------------

              Camelot Cove, LLC, a limited liability company affiliated with the
Company,  has entered into a 99 year ground lease with an option to purchase the ground lease on land located in North Bergen, N.J. for the purpose of developing a continuing  care retirement  community.  The Company entered into a management and  development  agreement to plan,  develop and construct  the  facility.  The
Company  has  obtained an option to acquire  the  facility at fair market  value during the five-year period after a certificate of occupancy is received and the facility  attains 85% or more of stabilized  occupancy.  The Company  recognized approximately $966,000 of development fees in fiscal 2000.

4.       LONG-TERM DEBT:

         a.    Mortgages payable                                                          March 31,
               -----------------                                              -----------------------------
                                                                                  2000              1999
                                                                              ------------       ----------
              Mortgages, guaranteed by VVI, bearing interest at 9%
                 payable in monthly installments of principal and
                 interest of approximately $42,300 are due May 1, 2001,
                 as extended on November 1, 2000; restricted use cash
                 accounts have been pledged as additional collateral.           $4,129,543       $4,218,567

4.       LONG-TERM DEBT:  (CONT'D)

         a.    Mortgages payable  (cont'd)                                                  March 31,
               -----------------                                                -----------------------------
                                                                                     2000             1999
                                                                                -----------       -----------
              Convertible mortgages with interest at prime, plus 3% (12% at
                 March 31, 2000), payable in interest only installments
                 quarterly, maturity dates are April 30, 2001, as extended.
                 Convertible into 169,602 shares of UVH common stock, as of
                 March 31, 2000, subject to adjustment, as defined.              1,210,000        1,200,343
              Mortgage with interest at prime plus 1% (10% at
                 March 2000) payable in monthly installments of
                 $5,978 including interest, balance due August 1, 2001.             94,382          139,744
              Mortgage, with interest only payable monthly
                 at 8.75% per annum, due April 1, 2001.                            750,000          750,000
                                                                                ----------       ----------

                                                                                 6,183,925        6,308,654
                                                                                ----------       ----------
         b. Notes payable

              Note payable in monthly installments of $5,000
                 plus interest at prime plus 2% (11% at
                 March 31, 2000).  The note is pursuant to
                 a line of credit which expires April 7, 2000.                      28,541          147,470
              Convertible 7% promissory notes, interest payable
                 quarterly, compounded annually, maturity on
                 December 31, 2000; convertible into 19,208 shares
                 of the Company's common stock at $8.33 per share.                 160,000          160,000
              Note payable in monthly installment of approximately
                 $14,000 plus interest at prime plus 1.5% (10.5% at
                 March 31, 2000) until July 1, 2002.                               388,888             -
              Notes payable with interest at 12% due at maturity
                 ranging from April 27, 2000 to April 30, 2001                     130,000             -
              Other                                                                   -             112,500
                                                                                ----------       ----------
                                                                                   707,429          419,970
                                                                                ----------       ----------
         c.    Bonds payable

              Industrial Development Revenue Bonds payable
                 issued through the Suffolk County Industrial
                 Development Agency with interest only payments
                 payable quarterly at 7.90% and mandatory semi-annual
                 sinking fund payments in part on May 1 and
                 November 1 of each year from November 2002 to
                 November 2031 (1)                                              23,000,000             -
                                                                               -----------      -----------
                                                                                29,891,354        6,728,624
              Less current portion                                                 745,225          461,900
                                                                               -----------      -----------

                                                                               $29,146,129      $ 6,266,724
                                                                               ===========      ===========

              The  approximate  aggregate  maturities  of  mortgages  and  notes payable are approximately as follows:

                 Fiscal Year
                   Ending
                  March 31,

                    2001                                                       $   745,000
                    2002                                                         6,090,000
                    2003                                                           161,000
                    2004                                                           215,000
                    2005                                                           235,000
                 Thereafter                                                     22,445,000
                                                                               -----------

                                                                               $29,891,000
                                                                               ===========

4.       LONG-TERM DEBT: (Cont'd)
         --------------

(1)

         This series of bonds is secured by an indenture of trust by and between the Agency and a  financial  institution,  which  created a lien on all monies and  securities  held by the financial  institution.  The Agency also granted the financial institution,  as trustee, a mortgage lien on and security interest in the facility.

         Included  in other  assets at March 31,  2000 is  capitalized  interest approximating $56,000.

5.       CAPITALIZED LEASE OBLIGATION:

         Included  in  equipment  are  certain  assets  having  a book  value of approximately  $73,000  leased under capital  leases.  The future  minimum lease payments for these capital leases and the present value of the net minimum lease payments as of March 31, 2000 are as follows:

                          Years Ending
                            March 31,
                            ---------

                            2001                                  $  37,000
                            2002                                     35,000
                            2003                                     30,000
                            2004                                     19,000
                            2005                                     11,000
                                                                  ---------
                    Minimum lease payments                          132,000
                    Less amount representing interest                24,000
                                                                  ---------

                    Present value of net minimum lease payments   $ 108,000
                                                                  =========

6.       INCOME TAXES:

         The provision for income taxes consists of the following:

                                                                           Year Ended
                                                                            March 31,
                                                                  -----------------------------
                                                                      2000              1999
                                                                  -----------       -----------
         Current:
            Federal                                               $       -         $       -
            State and local                                          72,021            80,786
                                                                  ---------         ---------
                                                                     72,021            80,786
                                                                  ---------         ---------
         Deferred:
            Federal                                                                         -
            State and local                                               -                 -
                                                                  ---------         ---------
                                                                          -                 -
                                                                  ---------         ---------

                                                                  $  72,021         $  80,786
                                                                  =========         =========

         The Company files its Federal  consolidated tax return with its parent,
VVI. To the extent the Company's Federal tax attributes are utilized by VVI, the
Company  records the result as either an  increase  or  decrease  to  additional paid-in capital.

         The  Company's  effective  income tax rate for the year ended March 31,
2000 and 1999  differs  from the  statutory  U.S.  Federal  income tax rate as a result of the following:

                                                                           Year Ended
                                                                            March 31,
                                                                    --------------------------
                                                                     2000               1999
                                                                    -------           --------

         Statutory Federal tax rate                                  34.00%            34.00%
         State income taxes, net of Federal income tax benefit        6.80              6.80
         Valuation allowance                                        (34.00)           (34.00)
                                                                    ------            -------
         Effective tax rate                                           6.80%             6.80%
                                                                    ======            =======

6.       INCOME TAXES:  (Cont'd)
         ------------

         Temporary  differences  which give rise to  deferred  tax assets are as follows:

                                                                                                                             March 31,
                                                                                                         ------------------------------------------------
                                                                                                                2000                          1999
                                                                                                         ------------------            ------------------

         Net operating loss carryover                       $  443,000      $   507,000
         Due from affiliates                                 2,320,000        2,344,000
         Fixed assets                                          899,000          895,000
         Accrued expenses and other                             53,000          116,000
                                                           -----------     ------------
                                                             3,715,000        3,862,000
         Valuation allowance                                 3,715,000        3,862,000
                                                           -----------     ------------

                                                           $        -      $         -
                                                           ===========     ============

         The Company has net operating loss carryforwards for Federal income tax purposes as of March 31, 2000 of  approximately  $1,085,000.  Such net operating loss  carryforwards  are subject to several  statutory  limitations  which limit their  utilization.  Accordingly,  no  benefit  from such  utilization  has been provided  for. Any  ownership  changes could limit the use of some or all of the net operating loss carryforwards.

7.       COMMITMENTS AND CONTINGENCIES:

         a.   Operating leases

         Aggregate  rental  expense  under  operating  leases was  approximately
$33,000  in  both  years  ended   March  31,  2000  and  1999.   UVH  rents  its
administrative office facilities from CBF Building Company, an affiliate of VVI, under a lease  expiring  December 31, 2000, at an  approximate  annual rental as follows:

                Fiscal Year
                  Ending
                 March 31,
                 ---------
                   2001                                   $ 40,000

         b. Guarantees

         (1) The Company guaranteed two bank loans to CBF Building Company.  The balance  outstanding  on these loans is  approximately  $1,468,000  at March 31,
2000.

         (2) The line of credit was renewed and increased to $500,000,  of which
$50,000  was used to pay in full  the old line of  credit.  The  Company  is the borrower and VVI is  Guarantor.  The balance  outstanding  at March 31, 2000 and
1999 was approximately $389,000 and $62,500, respectively.

         (3) The  Company  guaranteed  $270,000 of 15 percent  Promissory  Notes issued to private investors and due in December 2000, unless prepaid,  issued by
Camelot Cove, which sum was used for project development costs.

         (4) The  Company  has agreed to  guarantee  the  payment of interest on
$10,000,000 of Convertible Promissory Notes to be issued to investors by Camelot
Cove.  The Notes  will bear  interest  at 12  percent  per annum for five  years
(unless prepaid), which interest rate will increase to 13 percent if the term of the Note is extended by the maker for a sixth year and  increased  to 14 percent if the term is extended to seven years.

         (5) The  Company has agreed to  purchase  all  Camelot  Cove 12 percent
Convertible Promissory Notes not sold to investors.

7.       COMMITMENTS AND CONTINGENCIES:  (Cont'd)
         -----------------------------

         c.   Self-insurance

              The  Company   partially   self-insures  for  health  and  medical
liability costs up to a maximum of $300,000 in claims. The Company has insurance coverage for claims above the  aforementioned  limit. The  self-insurance  claim liability is  determined on a  nondiscounted  basis based on claims filed and an estimate of claims  incurred but not yet reported.  The amount  accrued at March
31, 2000 was approximately $60,000.

         d.   Possibility of cross default
              ----------------------------

              An affiliate of Phoenix  Lifecare Corp. was indebted under a first mortgage in the principal  amount of $3,881,625 at March 31, 2000.  The mortgage securing  this loan  provides  that a default under such loan is a default under each of the Company's Hillside Terrace and Whitcomb Tower Mortgages.  Therefore,
a Phoenix  Lifecare Corp.  default on this  affiliate's loan could result in the foreclosure of Hillside Terrace and Whitcomb Tower.

         g.   Government regulation

              Healthcare and senior living facilities are areas of extensive and frequent  regulatory  change.  Changes  in the  laws or new  interpretations  of existing laws can have a significant effect on methods of doing business,  costs of doing  business  and amounts of  reimbursement  from  governmental  and other payors.  For example,  laws and regulations  governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable  possibility  that recorded  estimates will change by a material  amount in the near term.  The Company at all times  attempts to comply with all  applicable  fraud and abuse laws;  however,  there can be no assurance that  administrative or judicial  interpretation of existing laws or regulations will not have a material adverse effect on the Company's operations or financial condition.

         h.   Letters of credit
              -----------------

              The Company  utilizes  the standby  letters of credit to guarantee payment on a  specific  project's  construction  costs.  Outstanding  letters of credit totaled $183,000.

         i.   Litigation
              ----------

              The Company is subject to certain  litigation in the normal course of  operations.  Management of the Company  believes that the resolution of such litigation will not have a materially  adverse effect on the financial  position of the Company.

8.       STOCKHOLDERS' EQUITY (DEFICIENCY):

         a.   Common stock

              In August 1998 and October 1998, there were 1,875 and 1,500 shares of common stock, respectively, issued to directors as compensation at a price of
$3.00 per share.

              In November 1999,  there were 11,000 shares of common stock issued to investors at a price of $3.00 per share.

8.       STOCKHOLDERS' EQUITY (DEFICIENCY):  (Cont'd)
         --------------------------------

         b.   Incentive stock option plan
              ---------------------------

              The Company has reserved  210,000 shares of common stock for issue to key employees under the Company's  Employee  Incentive Stock Option Plan (the
"1991 Plan"),  as amended.  A summary of the activity within the 1991 Plan is as follows:

                                               Weighted
                                             Average Price   Option Price
                                                Per Share       Per Share       Granted     Available
                                                ---------       ---------       -------     ---------

              Balance, March 31, 1998            $4.16       $1.33 to $6.00     130,040       79,960
              Terminated                          4.77       $3.33 to $6.00     (28,800)      28,800
              Balance, March 31, 1999             3.98       $1.33 to $6.00     101,240      108,760
              Terminated                          5.66       $1.33 to $6.10     (13,900)      13,900
              Granted                             3.07       $1.33 to $6.00      23,500      (23,500)
                                                                               --------     ---------
              Balance, March 31, 2000            $3.58       $1.33 to $6.00     110,840       99,160
                                                                               ========     =========

              Under the Plan,  option  exercise  prices must be at least 100% of the  estimated  fair market  value of the common stock at the time of the grant.
Exercise periods are for ten years, but terminate at a stipulated period of time after an employee's  death or  termination  of employment  for causes other than disability or retirement.  No options have been exercised since inception of the
Plan. The options become  exercisable at the rate of 20% per year.  Accordingly, options for an aggregate of 71,412 shares are exercisable at March 31, 2000.

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
Under the Directors' Plan, each nonemployee director elected after April 1, 1996 will  receive  options for 3,000 shares of common  stock upon  election.  To the extent that shares of common  stock  remain  available  for the grant of options under the Directors'  Plan, each year on April 1, commencing April 1, 1997, each nonemployee  director  will be granted  an option to  purchase  1,800  shares of common  stock.  The exercise  price per share for all options  granted under the
Directors' Plan will be equal to the fair market value of the common stock as of the date  preceding  the date of grant.  All options  vest in three equal annual installments  beginning  on the first  anniversary  of the date of  grant.  Each option is for a ten-year  term,  subject to earlier  termination in the event of death or permanent  disability.  Options for an  aggregate of 13,200  shares are exercisable at March 31, 2000.

              A summary of activity within the 1996 Plan is a follows:

                                              Weighted
                                            Average Price     Option Price
                                               Per Share        Per Share       Granted            Available
                                               ---------        ---------       -------            ---------

              Balance, March 31, 1998            $4.78       $4.00 to $5.55      18,000               72,000
              Granted                             4.00       $4.00                9,000               (9,000)
              Terminated                          4.70       $4.00 to $5.55      (6,600)               6,600
                                                                                -------              -------
              Balance, March 31, 1999             4.46       $4.00 to $5.55      20,400               69,600
              Granted                             3.00       $3.00                7,200               (7,200)
                                                                                -------              -------
              Balance, March 31, 2000            $4.17       $3.00 to $5.55      27,600               62,400
                                                                                =======              =======

              In addition, there are options outstanding, at prices ranging from
$1.33 to $6.10,  for  31,800  shares of common  stock at March 31,  2000.  These options  were granted in addition to those  outstanding  under the 1991 Plan and the Directors'  Plan.  Options for an aggregate of 30,360 shares are exercisable at March 31, 2000.

8.       STOCKHOLDERS' EQUITY (DEFICIENCY):  (Cont'd)
         --------------------------------

              The  following  table   summarizes   significant   ranges  of  all
outstanding and exercisable stock options at March 31, 2000:

                                                         Options Outstanding                Options Exercisable
                                                  -----------------------------------     --------------------------
                                                       Weighted            Weighted-                     Weighted-
                Ranges of                              Average              Average                       Average
                 Exercise                             Remaining             Exercise                      Exercise
              Exercise Prices          Shares        Life in Years            Price         Shares           Price
              ---------------         --------      ---------------        ---------     -----------     -----------

              $  1.33                  33,300              2.85             $  1.33          33,300        $  1.33
              $  3.00                  25,700              9.72                3.00             -             -
              $  3.33 to 4.40          68,040              6.85                3.85          41,591           3.72
              $  5.55 to 6.10          43,200              4.90                5.67          40,079           5.67

              The weighted-average  option fair value on the grant date was $.77 and $1.02 for options issued during the years ended March 31, 2000 and 1999.

              If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards  under these plans  consistent with the  methodology  prescribed  by SFAS No. 123, the  Company's  reported net income per share would be adjusted to the pro forma amount indicated below:

                                                                     Years Ended
                                                                      March 31,
                                                           --------------------------------
                                                              2000                  1999
                                                           ----------            ----------
               Net income:
                  As reported                              $1,174,848            $1,107,401
                  Pro forma                                 1,170,048             1,100,014
               Net income per common share - basic:
                  As reported                                    $.35                  $.33
                  Pro forma                                       .35                   .33
               Net income per common share - diluted:
                  As reported                                    $.35                  $.33
                  Pro forma                                       .35                   .33

              These  pro  forma  amounts  may not be  representative  of  future disclosures because they do not take into effect pro forma compensation  expense related  to grants  made  before  1996.  The fair  value of  options  issued was calculated  by using the  Black-Scholes  pricing  model and applying the minimum value method, as trading in the Company's common stock is extremely limited.  In applying the minimum value method,  the Company assumed an expected life of five years and an interest rate of 6.7% in 2000 and 1999.

9.       OTHER INCOME:

         For the year  ended  March 31,  2000 and  1999,  the  Company  recorded approximately $306,000 and $560,000 of other income, respectively. These amounts primarily  consists of revenues from the write off of public  offering costs and the forfeiture of deposits related to the sale of certain land.

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

10.      BUSINESS SEGMENTS:  (Cont'd)
         -----------------

         Intersegment revenues are not significant.  Operating profit is defined as sales and other  income  directly  related to a  segment's  operations,  less operating expenses.

         The  following  summaries  set  forth  certain  financial   information
classified as described above:

                                                                            Years Ended
                                                                             March 31,
                                                                    ----------------------------
                                                                       2000              1999
                                                                    -----------     ------------
         Revenues:
            Resident centers                                        $ 7,692,007      $ 7,709,261
            Management and development companies                      1,229,766        1,186,147
                                                                    -----------      -----------

                                                                    $ 8,921,773      $ 8,895,408
                                                                    ===========      ===========
         Operating profits:
            Resident centers                                        $ 1,016,746      $ 1,018,579
            Management and development companies                        418,568          362,584
            (Loss) recovery on advances to affiliates                    51,660         (226,425)
                                                                    -----------      ------------

         Income from operations                                     $ 1,486,974      $ 1,154,738
                                                                    ===========      ===========

         Corporate assets are principally  cash, and corporate office equipment, furnishings and related assets.

                                                                              March 31,
                                                                    ----------------------------
                                                                        2000              1999
                                                                    ------------     -----------
         Identifiable assets are as follows:
            Resident centers                                        $27,097,494      $ 2,828,849
            Management and development companies                      3,323,251        2,752,836
            Corporate                                                    51,154          284,856
                                                                    -----------      -----------

                                                                    $30,471,899      $ 5,866,541
                                                                    ===========      ===========

11.      SUBSEQUENT EVENTS:

         In November 2000,  the Company agreed to sell its Old Manor  retirement facility, Grand Rapids,  Michigan, to an unaffiliated buyer for $3,250,000.  The purchase is subject to the buyer's arranging  financing for its acquisition of a nearby parcel of land,  satisfactory  due  diligence,  and other  contingencies.
Closing is scheduled for May 2001 if all contingencies are met or waived; and if closing occurs,  the Company estimates that it will receive net proceeds of $1.2 million.

