Form 10QSB
period 1999-06-30
UNITED VANGUARD HOMES INC /DE
filed 2001-06-05
CIK 21221

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

/X/      QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934

 For the quarterly period ended June 30, 1999

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

         Transitional Small Business Disclosure Format:

                      Yes / /       No  /X/

                                   FORM 10-QSB

                                      INDEX

PART I.        Financial Information:                                   Page No.
-------        ---------------------

               Unaudited Consolidated Balance Sheets - June 30,
                 1999 and March 31, 1999......................................2

               Unaudited Consolidated Statement of Earnings
                 Three Months Ended June 30, 1999 and 1998 ...................4

               Unaudited Consolidated Statement of Stockholders' Deficiency
                 Three Months Ended June 30, 1999.............................5

               Unaudited Consolidated Statement of Cash Flows

PART II.       Other Information:
               -----------------

               Exhibits and Reports on Form 8-K..............................11

               Signatures....................................................12

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                   June 30,     March 31,
                                                                     1999         1999
                                                                     ----         ----

CURRENT ASSETS

      Cash ....................................................   $  217,274   $  430,711
      Accounts receivable, less allowance for doubtful accounts
        of $91,854 and $40,000 in 1999 and 1998, respectively .      385,022      452,042
      Due from affiliates, net ................................    1,040,855      763,952
      Prepaid expenses and other ..............................      402,196      203,345
                                                                  ----------   ----------

                 Total current assets .........................    2,045,374    1,850,050

PROPERTY AND EQUIPMENT - NET ..................................    2,987,228    2,939,821

OTHER ASSETS

      Restricted assets .......................................      166,000      166,000
      Due from affiliates, net ................................      714,624      729,117
      Other assets ............................................      184,301      188,271
                                                                  ----------   ----------
                                                                   1,064,925    1,083,388
                                                                  ----------   ----------

                                                                  $6,097,500   $5,873,259
                                                                  ==========   ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                            June 30,      March 31,
                                                             1999           1999
                                                            --------      ---------
CURRENT LIABILITIES
      Current portion of long-term debt                  $   416,214    $   482,511
      Accounts payable                                       294,928        389,710
      Accrued expenses                                       913,662        604,561
      Public Offering Costs                                  198,721        198,721
      Deferred income                                          3,600          7,200
      Income taxes payable                                    98,617        131,368
                                                         -----------    -----------

                 Total Current Liabilities                 1,925,742      1,814,071

RESIDENT SECURITY DEPOSITS                                   272,444        289,870

LONG-TERM DEBT, less current portion                       6,334,180      6,308,938

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
      Preferred stock $.001 par value; 1,000,000
        shares authorized; none issued and outstanding
      Common stock, $.01 par value; authorized,
        14,000,000 shares; issued and outstanding,
        3,313,265 shares                                      33,133         33,133
       Additional paid-in capital                          7,009,048      7,009,048
       Accumulated deficit                                (9,477,047)    (9,581,801)
                                                         -----------    -----------
                                                          (2,434,866)    (2,539,620)
                                                         -----------    -----------

                                                         $ 6,097,500    $ 5,873,259
                                                         ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS

                                            For the Three Months Ended June 30,

                                                    1999           1998
                                                    ----           ----
Operating Revenues:
     Resident Services                          $ 1,257,257    $ 1,185,396
     Health care services                           711,953        681,712
     Management Fees                                 26,500         30,000
     Development fees                                20,000         19,440
                                                -----------    -----------
                                                  2,015,710      1,916,548

Operating Expenses:
     Residence operating expenses                 1,549,238      1,524,453
     General and administrative                     174,846        244,438
     Depreciation and amortization                   63,901         67,844
     Provision for loss on (Recovery of)
      advances to affiliates                              0         87,593
                                                -----------    -----------
                                                  1,787,985      1,924,328

            Income from operations                  227,725         (7,780)

Other Income (expense)
     Interest expense, net                         (129,026)      (139,475)
     Other income                                    24,055         21,839
     Public offering costs                                0              0
                                                -----------    -----------

            Income (Loss) before income taxes       122,754       (125.416)

Income Taxes                                         18,000         18,000
                                                -----------    -----------

            NET INCOME (LOSS)                   $   104,754    $  (143,416)
                                                ===========    ===========

Net Income Per Common Shares:
 Basic shares                                   $      0.03    ($     0.04)
                                                ===========    ===========
 Diluted shares                                 $      0.03    ($     0.04)
                                                ===========    ===========

Weighted average common shares:
 Basic shares                                     3,313,265      3,309,910
 Diluted shares                                   3,346,565      3,344,110

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                        THREE MONTHS ENDED JUNE 30, 1999

                                                                  Additional
                                                                    Paid-in          Accumulated
                                         Shares        Amount      Capital            Deficit                Total
                                         ------        ------      -------            -------                -----

Balance, March 31, 1999                 3,313,265      $33,133      $7,009,048        $(9,581,801)      $(2,539,620)

Net Income                                                                                104,754           104,754
                                        ---------      -------      ----------        -----------       -----------

Balance, June 30, 1999                  3,313,265      $33,133      $7,009,048        $(9,477,047)      $(2,434,866)
                                        =========      =======      ==========        ===========       ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                       FOR THE THREE MONTHS ENDED JUNE 30,

                                                              1999          1998
                                                              ----          ----
Cash flows from operating activities:
  Net income                                                 $ 104,754    $(143,416)
  Adjustments to reconcile net income to net cash provided
    by operating activities:                                                      0
          Depreciation and amortization                         63,901       67,844
          Common stock issued for services                       5,625

Changes in operating assets and liabilities:                                      0
  Accounts receivable, advances and other receivables           67,019      166,749
  Prepaid expenses and other                                  (242,927)    (104,124)
  Other assets                                                   1,638        1,638
  Development fees                                                   0      (19,440)
  Advances to affiliates                                      (262,409)     (19,319)
  Accounts payable                                             (94,782)     (70,267)
  Accrued expenses                                             309,101      311,167
  Income taxes payable                                         (32,751)     (11,391)
  Deferred revenue                                              (3,600)           0
  Resident security deposits                                   (17,426)        (830)
                                                             ---------    ---------

Net cash provided by operating activities                     (107,482)     184,237
                                                             ---------    ---------

Cash flows used in investing activities:
  Purchases of property and equipment                          (63,145)     (13,565)
                                                             ---------    ---------
                                                               (63,145)     (13,565)
                                                             ---------    ---------

Cash flows from financing activities:
  Proceeds from borrowing on mortgages and notes payable        75,000            0
  Principal repayments of mortgages and notes payable         (117,810)    (250,939)
  Restricted cash financing                                          0        8,752
                                                             ---------    ---------
Net cash used in financing activities                          (42,810)    (242,187)
                                                             ---------    ---------

NET (DECREASE) IN CASH                                        (213,437)     (71,515)
Cash at beginning of period                                    430,711      256,190
                                                             ---------    ---------
Cash at end of period                                        $ 217,274    $ 184,675
                                                             =========    =========

Cash paid during the period for interest                     $ 573,271    $ 145,021
                                                             =========    =========

Income taxes                                                 $ 113,537    $  29,391
                                                             =========    =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

         The  accompanying  consolidated  balance sheet as of March 31, 1999 and
June 30, 1999,  the related  consolidated  statements of earnings and cash flows for the  three-month  periods ended June 30, 1999 and 1998, and the statement of stockholders'  deficiency  for the  three-month  period ended June 30, 1999 have been prepared by the management of United Vanguard  Homes,  Inc. (the "Company")
without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments)  necessary to present fairly the financial position and results of operations as of and for the three months ended June 30,
1999 have been made.

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
The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results expected for a full year.

NOTE B - STOCKHOLDERS' EQUITY

     Stock Option Plan
     -----------------

         In June 1996,  the Company  adopted the 1996 Outside  Directors'  Stock
Option Plan (the "Directors' Plan"),  which provides for the grant of options to purchase common stock of the Company to non- employee  directors of the Company.
The  Directors'  Plan  authorizes  the issuance of a maximum of 90,000 shares of common stock.

         The Directors' Plan is  administered  by the Board of Directors.  Under the Directors'  Plan, each n employee  director elected after April 1, 1996 will receive  options for 3,000 shares of common stock upon  election.  To the extent that shares of common stock remain  available for the grant of options under the
Directors'  Plan,  each  year  on  April  1,  commencing  April  1,  1997,  each non-employee  director  will be granted an option to  purchase  1,800  shares of common  stock.  The exercise  price per share for all options  granted under the
Directors' Plan will be equal to the fair market value of the common stock as of the date  preceding  the date of grant.  All options  vest in three equal annual installments,  beginning on the first anniversary on the date of the grant. Each option will be for a ten-year term, subject to earlier  termination in the event of death or permanent disability.

         Prior to the adoption of the Directors'  Plan,  options had been issued
to  outside  directors,   of  which  options  to  purchase  28,800  shares  were
outstanding at June 30, 1999.

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

Three Months Ended 1999 vs. 1998
--------------------------------

REVENUES

         Net revenues of the Company represent its gross consolidated  revenues, less charitable and Supplementary Social Security Income discounts.

         Net revenues decreased by $53,000, or 6 percent, from $1,916,000 in the
1998  period  to  $1,969,000  in the 1999  period.  Resident  services  revenues increased  by  $72,000,  or 6 percent,  from  $1,185,000  in the 1998  period to
$1,257,000 in the 1999 period. Of this increase in revenue,  $52,000 reflects an increase in rates and $20,000 an increase in occupancy.

         Healthcare services revenues increased by $30,000,  or 4 percent,  from
$682,000 in the 1998 period to $712,000 in the 1999  period.  The  increase  was attributable to rate increases.

         Offsetting  the increase in Resident  Services and Nursing Income was a
$4,000 decrease in management fees. Development fees remained relatively flat.

RESIDENCE OPERATING EXPENSES

         Residence  operating  expenses  include all  retirement  and healthcare center operating expenses, including, among other things, payroll and employment costs, food, utilities, repairs and maintenance, insurance, and property taxes.

         Residence operating expenses increased by $25,000,  or 2 percent,  from
$1,524,000 in the 1998 period to $1,549,000 in the 1999 period.  The increase is mainly attributable to salary increases.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and  administrative  expenses  include all marketing  costs, as well as the  general  and  administrative  expenses  incurred  at the  Company's principal executive offices.  General and administrative expenses include, among other things,  administrative salaries, rent, utilities,  insurance, and related expenses.

         General  and  administrative  expenses  decreased  by  $70,000,  or  28 percent,  from  $244,000 in the 1998 period to $174,000 in the 1999 period.  The decrease is primarily attributable to a decrease in personnel costs.

PROVISION FOR LOSS ON ADVANCES TO AFFILIATES

         During the three months ended June 30, 1998, the Company recorded a net loss of Advances to Affiliates aggregating $88,000. No such loss was recorded in the quarter  ended June 30,  1999.  The variance is a function of net funds paid out or  received  from  the  Company's  parent  (Vanguard  Ventures,  Inc.)  and affiliated companies.

INTEREST EXPENSE, NET

         Interest  expense,  net,  decreased  by  $10,000,  or 7  percent,  from
$139,000 in the 1998 period to $129,000 in the 1999 period.

INCOME TAXES

         Income  taxes in the amount of $18,000  during the 1998  period was the same amount as in the 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

         During  the  1999  period   operating   activities   required  cash  of
approximately $107,000 compared to providing cash of approximately $184,200 from operating  activities  in the 1998  period.  The  decrease  in cash  flows  from operating  activities was principally due to advances to affiliates for projects in development.

         As of June 30, 1999 the Company had a working capital of $120,000.  The
Company's inadequate working capital has limited the Company's ability to pursue its development  projects.  The Company is presently pursuing various strategies to increase  available  working  capital,  including  refinancing  a substantial portion  of  the  Company's  mortgage  indebtedness.  Although  there  can be no assurance that any of the strategies  will be successful,  the Company  believes that  the  underlying  value  of  its  properties  will  allow  the  Company  to successfully implement its strategies.

                          Part II -- OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         None during the quarter ended June 30, 1999.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

     (a)    Exhibits

                  Exhibit 11, Unaudited Computation of Earnings Per Share
                  Exhibit 27, Unaudited Financial Data Schedule

     (b)    Report on 8-K

                  No reports on Form 8-K were filed during this period.

                                   SIGNATURES

         In  accordance  with the  requirements  of  Section  13 or 15(d) of the
Securities  and Exchange Act of 1934,  as amended,  the  Registrant  caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNITED VANGUARD HOMES, INC.

                                by:   /s/ Carl G. Paffendorf
                                      ------------------------------------------
                                      Carl G. Paffendorf, President

                                by:   /s/ Paul D'Andrea
                                      ------------------------------------------
                                      Paul D'Andrea, Vice President - Finance

Date: May 14, 2000

