Form 10QSB
period 1999-09-30
UNITED VANGUARD HOMES INC /DE
filed 2001-06-05
CIK 21221

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

/X/      QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934

For the quarterly period ended September 30, 1999
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
Yes / / No /X/.

              State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 2000 there were outstanding 3,324,265 shares of the Registrant's Common Stock, $.01 par value.

              Transitional Small Business Disclosure Format:

                                                    Yes / /       No  /X/

                                   FORM 10-QSB

                                      INDEX

PART I.        Financial Information:                                      Page No.
-------        ---------------------                                       --------

               Unaudited Consolidated Balance Sheets -
                Sept. 30, 1999 and March 31, 1999..............................2

               Unaudited Consolidated Statement of Earnings ...................4
                 Three Months Ended Sept. 30, 1999 and 1998
                  Six Months Ended Sept. 30, 1999 and 1998

               Unaudited Consolidated Statement of Stockholders' Deficiency ...5
                 Six Months Ended September 30, 1999

               Unaudited Consolidated Statement of Cash Flows..................6
                 For the Six Months Ended September 30, 1999 and 1998

               Notes to Unaudited Consolidated Financial Statements............7

               Management's Discussion and Analysis of Plan of Operation.......9

PART II.       Other Information:
               -----------------

               Exhibits and Reports on Form 8-K...............................11

               Signatures.....................................................12

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                   Sept. 30,     March 31,
                                                                      1999         1999
                                                                      ----         ----

CURRENT ASSETS

      Cash                                                        $  132,606   $  430,711
      Accounts receivable, less allowance for doubtful accounts
        of $91,854 and $40,000 in 1999 and 1998, respectively        385,457      452,042
      Due from affiliates, net                                     1,302,812      763,952
      Prepaid expenses and other                                     437,289      157,514
                                                                  ----------   ----------

                 Total current assets                              2,258,164    1,804,219

PROPERTY AND EQUIPMENT - NET                                       2,973,381    2,985,652

OTHER ASSETS

      Restricted assets                                              166,000      166,000
      Due from affiliates, net                                       811,418      729,117
      Other assets                                                   180,332      188,271
                                                                  ----------   ----------
                                                                   1,157,750    1,083,388
                                                                  ----------   ----------

                                                                  $6,389,295   $5,873,259
                                                                  ==========   ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                            Sept. 30,     March 31,
                                                              1999           1999
                                                            --------      ---------
CURRENT LIABILITIES
      Current portion of long-term debt                  $   507,756    $   482,512
      Accounts payable                                       301,750        389,711
      Accrued expenses                                       793,417        604,561
      Public Offering Costs                                  198,721        198,721
      Deferred income                                          3,600          7,200
      Income taxes payable                                    82,265        131,368
                                                         -----------    -----------

                 Total Current Liabilities                 1,887,509      1,814,073

RESIDENT SECURITY DEPOSITS                                   259,260        289,870

LONG-TERM DEBT, less current portion                       6,659,173      6,308,936

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
      Preferred stock $.001 par value; 1,000,000
        shares authorized; none issued and outstanding
      Common stock, $.01 par value; authorized,
        14,000,000 shares; issued and outstanding,
        3,313,265 shares                                      33,133         33,133
       Additional paid-in capital                          7,009,048      7,009,048
       Accumulated deficit                                (9,458,828)    (9,581,801)
                                                         -----------    -----------
                                                          (2,416,647)    (2,539,620)
                                                         -----------    -----------

                                                         $ 6,389,295    $ 5,873,259
                                                         ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENT OF EARNINGS

                                                              For the Three Months                    For the Six Months
                                                                Ended September  30,                  Ended September 30
                                                            1999                  1998            1999                   1998
                                                            ----                  ----            ----                   ----
Operating Revenues:
     Resident Services                                     $1,236,672        $1,230,973          $2,493,929         $2,416,369
     Health care services                                     704,281           686,790           1,416,234          1,368,502
     Management Fees                                           30,000            30,000              56,500             60,000
     Development fees                                          21,000            21,060              41,000             40,500
                                                         ------------      -------------       ------------         -----------
                                                            1,991,953         1,968,823           4,007,663          3,885,371
Operating Expenses:
     Residence operating expenses                           1,620,093         1,584,217           3,169,331          3,108,670
     General and administrative                               164,370           239,952             339,216            484,390
     Depreciation and amortization                             63,620            68,380             127,521            136,224
     Provision for loss on (Recovery of)
      advances to affiliates                                      (0)          (132,549)                  0            (44,956)
                                                    ----------------       ------------      --------------        ------------
                                                           1,848,083          1,760,000           3,636,068          3,684,328

       Income from operations                                143,870            208,823             371,595            201,043

Other Income (expense)
     Interest expense, net                                  (132,018)          (136,047)           (261,044)          (275,522)
     Other income                                             29,367             18,973              53,422             40,812
     Public offering costs                                         0             42,920                   0             42,920
                                                      --------------        -----------       -------------        -----------

       Income before income taxes                             41,219            134,669             163,973              9,253

Income Taxes                                                  23,000             18,000              41,000             36,000
                                                         -----------         ----------              ------             ------

       NET INCOME                                        $    18,219         $  116,668            $122,973        $   (26,748)
                                                         ===========         ==========            ========        ===========

Net Income per common shares
            Basic shares                                       $0.01              $0.04                $0.04            $(0.01)
                                                               =====              =====                =====            ======
     Diluted shares                                            $0.01              $0.03                $0.04            $(0.01)
                                                               =====              =====                =====           ======
Weighted average common shares
       Basic                                               3,313,265          3,309,927            3,313,265         3,310,851
       Diluted                                             3,346,565          3,344,127            3,346,565         3,345,051

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                       SIX MONTHS ENDED SEPTEMBER 30, 1999

                                                                        Additional
                                                                          Paid-in              Accumulated
                                          Shares        Amount            Capital               Deficit                    Total
                                          ------        ------            -------               -------                    -----

Balance, March 31, 1999                 3,313,265        $33,133          $7,009,048           $(9,581,801)          $(2,539,620)

Shares Issued as
  Compensation                                                 0                   0

Net Income                                                                                         122,973               122,973
                                        ----------       --------         ----------           ------------          ------------

Balance, Sept. 30, 1999                 3,313,265        $33,133          $7,009,048           $(9,458,828)          $(2,416,647)
                                        =========        =======          ==========           ===========           ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                                                1999           1998
                                                                ----           ----
Cash flows from operating activities:
  Net income                                                 $ 122,973    $ (26,748)
  Adjustments to reconcile net income to net cash provided
    by operating activities:                                                      0
          Depreciation and amortization                        127,521      130,627
          Common stock issued for services                                   10,125

Changes in operating assets and liabilities:
  Accounts receivable, advances and other receivables           66,585      272,690
  Prepaid expenses and other                                  (276,854)     (24,718)
  Other assets                                                   3,276        3,276
  Development fees                                                   0      (40,500)
  Increase (decrease) in due to affiliates                    (621,161)      30,345
  Accounts payable                                             (87,960)    (115,095)
  Accrued expenses                                             188,855       62,582
  Income taxes payable                                         (49,103)     (17,422)
  Deferred revenue                                              (3,600)           0
  Resident security deposits                                   (30,610)      (5,757)
                                                             ---------    ---------

Net cash provided by operating activities                     (560,078)     279,405
                                                             ---------    ---------

Cash flows used in investing activities:
  Purchases of property and equipment                         (109,998)     (18,418)
                                                             ---------    ---------
                                                              (109,998)     (18,418)
                                                             ---------    ---------
Cash flows from financing activities:
  Proceeds from borrowing on mortgages and notes payable       615,000            0
  Principal repayments of mortgages and notes payable         (235,115)    (373,076)
  Principal repayments of capital lease obligations             (7,915)           0
  Restricted cash financing                                          0        8,752
                                                             ---------    ---------
Net cash used in financing activities                          371,970     (364,324)
                                                             ---------    ---------

Net (Decrease) in Cash                                        (298,106)    (103,337)
Cash at beginning of period                                    430,711      256,190
                                                             ---------    ---------
Cash at end of period                                        $ 132,605    $ 152,853
                                                             =========    =========

Cash paid during the period for interest                     $ 580,033    $ 310,784
                                                             =========    =========

Income taxes                                                 $ 129,889    $  53,422
                                                             =========    =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  UNITED VANGUARD HOMES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

          The accompanying consolidated balance sheet as of March 31, 1999 and
September 30, 1999, the related consolidated statements of earnings and cash flows for the six-month periods ended September 30, 1999 and 1998, and the statement of stockholders' deficiency for the six-month period ended September
30, 1999 have been prepared by the management of United Vanguard Homes, Inc.
(the "Company") without audit. In the opinion of management, all adjustments
(which include only normal recurring accrual adjustments) necessary to present fairly the financial position and results of operations as of and for the six months ended September 30, 1999 have been made.

          Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.
The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results expected for a full year.

NOTE B - STOCKHOLDERS' EQUITY

     Stock Option Plan

          In June 1996, the Company adopted the 1996 Outside Directors' Stock
Option Plan (the "Directors' Plan"), which provides for the grant of options to purchase common stock of the Company to non-employee directors of the Company.
The Directors' Plan authorizes the issuance of a maximum of 90,000 shares of common stock.

          The Directors' Plan is administered by the Board of Directors. Under the Directors' Plan, each non- employee director elected after April 1, 1996 will receive options for 3,000 shares of common stock upon election. To the extent that shares of common stock remain available for the grant of options under the Directors' Plan, each year on April 1, commencing April 1, 1997, each non-employee director will be granted an option to purchase 1,800 shares of common stock. The exercise price per share for all options granted under the
Directors' Plan will be equal to the fair market value of the common stock as of the date preceding the date of grant. All options vest in three equal annual installments, beginning on the first anniversary on the date of the grant. Each option will be for a ten-year term, subject to earlier termination in the event of death or permanent disability.

          Prior to the adoption of the Directors' Plan, options had been issued to outside directors, of which options to purchase 28,800 shares were outstanding at September 30, 1999.

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

NOTE D - PROMISSORY NOTE

          In July 1999 the Company received a $500,000 installment loan from
State Bank of Long Island, the principal payable in 36 equal installments plus interest at prime rate plus 1 1/2 percent.

          In September 1999 the Company received $115,000 and issued a promissory note payable to a private party. The principal is payable in one installment, due April 30, 2001, with interest at 12 percent per annum.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
------   ---------------------------------------------------------

Six Months Ended 1999 vs. 1998

REVENUES

          Net revenues of the Company represent its gross consolidated revenues, less charitable and Supplementary Social Security Income discounts.

          Net revenues increased by $122,000, or 3 percent, from $3,885,000 in the 1998 period to $4,007,000 in the 1999 period. Resident services revenues increased by $78,000, or 9 percent, from $2,416,000 in the 1998 period to
$2,494,000 in the 1999 period. The increase was primarily due to rate increases.

          Healthcare services revenues increased by $48,000, or 3 percent, from
$1,368,000 in the 1998 period to $1,416,000 in the 1999 period. The increase was attributable to rate increases.

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

          Residence operating expenses increased by $61,000, or 2 percent, from
$3,108,000 in the 1998 period to $3,169,000 in the 1999 period. The increase is mainly attributable to salary increases.

GENERAL AND ADMINISTRATIVE EXPENSES

          General and administrative expenses include all marketing costs, as well as the general and administrative expenses incurred at the Company's principal executive offices. General and administrative expenses include, among other things, administrative salaries, rent, utilities, insurance, and related expenses.

          General and administrative expenses decreased by $145,000, or 28 percent, from $484,000 in the 1998 period to $339,000 in the 1999 period. The decrease is primarily attributable to a decrease in personnel costs.

PROVISION FOR LOSS ON ADVANCES TO AFFILIATES

          During the six months ended September 30, 1998, the Company recorded a recovery on Advances to Affiliates aggregating $45,000. No such recovery was recorded in the quarter ended September 30, 1999. The variance is a function of net funds paid out or received from the Company's parent (Vanguard Ventures,
Inc.) and affiliated companies.

INTEREST EXPENSE, NET

          Interest expense, net, decreased by $14,000, or 5 percent, from
$275,000 in the 1998 period to $261,000 in the 1999 period.

INCOME TAXES

          Income taxes increased by $5,000, or 14 percent, from $36,000 in the
1998 period to $41,000 in the 1999 period due to the increase in Operating
Income.

THREE MONTHS 1999 VS. 1998

          The principal reasons for the changes in operations for the three months ended September 30, 1999 and 1998 are outlined in the discussion of the
Six Months Results. No material items which adversely affected liquidity and the financial position occurred in the three-month period.

LIQUIDITY AND CAPITAL RESOURCES

          During the 1999 period operating activities required cash of approximately $560,000 compared to providing cash of approximately $189,000 from operating activities in the 1998 period. The decrease in cash flows from operating activities was principally due to advances to affiliates for projects in development.

          Net cash provided by (used in) operating activities was ($560,000) for the 1999 period compared to $279,000 for the 1998 period. The decrease is primarily attributable to $621,000 of advances to affiliates.

          Net cash used in investing activity for the 1999 period was $110,000 compared to $18,000 used ithe 1998 period for investing activities. In the current period this was used for further development of land previously acquired for future development.

          Net cash provided by (used by) financing was $372,000 for the 1999 period compared to ($364,000) for the 1998 period. The increase was the result of $615,000 of installment loans (see Note D) offset by $243,000 of principal payments.

          As at September 30, 1999, the Company had working capital of $371,000, an improvement of $327,000, mainly attributable to net cash from financing activities. The Company's limited working capital has restricted the Company's ability to pursue development projects. The Company intends to finance its growth strategy through a variety of sources, including sale of a portion of its operating and development properties, joint ventures, future debt offering, and refinancing a substantial portion of the Company's mortgage indebtedness.
Although there can be no assurance that any of the strategies will be successful, the Company believes that the underlying value of its properties will allow the Company to successfully implement its strategies.

                          Part II -- OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     None during the quarter ended September 30, 1999.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

     (a)    Exhibits

                  Exhibit 11, Unaudited Computation of Earnings Per Share
                  Exhibit 27, Unaudited Financial Data Schedule

     (b)    Report on 8-K

                  A Report on Form 8-K was filed July 1999.

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

Dated: May 14, 2001